Form 10-Q
period 2023-06-30
Inflection Point Acquisition Corp. II
filed 2023-08-14
CIK 1970622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	IPXXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IPXX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPXXW	The Nasdaq Stock Market LLC

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

As of August 11, 2023, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of June 30, 2023 (Unaudited)	1
Condensed Statements of Operations for the three months ended June 30, 2023 and for the period from March 6, 2023 (Inception) through June 30, 2023 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2023 and for the period from March 6, 2023 (Inception) through June 30, 2023 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 6, 2023 (Inception) through June 30, 2023 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2023

(UNAUDITED)

Assets:
Current assets:
Cash	$545,738
Prepaid expenses	66,342
Short-term prepaid insurance	466,229
Total Current Assets	1,078,309
Marketable securities held in Trust Account	252,309,469
Total Assets	$253,387,778

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$150,039
Total Current Liabilities	150,039
Deferred underwriting fee payable	13,100,000
Total Liabilities	13,250,039

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value of $10.09 per share	252,309,469

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(12,172,355)
Total Shareholders’ Deficit	(12,171,730)
Total Liabilities and Shareholders’ Deficit	$253,387,778

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2023	For The Period from March 6, 2023 (Inception) Through June 30, 2023
Formation and operating costs	$228,650	$234,853
Loss from operations	(228,650)	(234,853)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	1,059,469	1,059,469
Total other income	1,059,469	1,059,469

NET INCOME	$830,819	$824,616

Basic and diluted weighted average shares outstanding, Redeemable shares	8,516,484	6,681,034
Basic and diluted net income per share	$1.18	$1.70
Basic and diluted weighted average shares outstanding, Non-redeemable shares	6,299,451	6,304,957
Basic and diluted net income per share	$(1.47)	$(1.68)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION)
THROUGH JUNE 30, 2023

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 6, 2023 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(6,203)	(6,203)
Balance as of March 31, 2023	—	$—	6,325,000	$633	$24,367	$(6,203)	$18,797

Sale of Class A ordinary shares and over-allotment	25,000,000	$2,500	—	—	249,997,500	—	$250,000,000

Class A ordinary shares subject to possible redemption	(25,000,000)	(2,500)	—	—	(247,910,000)	—	(247,912,500)

Underwriters’ compensation	—	—	—	—	(17,500,000)	—	(17,500,000)

Offering costs	—	—	—	—	(861,877)	—	(861,877)

Sale of 7,650,000 private placement warrants	—	—	—	—	7,650,000	—	7,650,000

Allocation of offering costs related to redeemable shares	—	—	—	—	18,183,179	—	18,183,179

Forfeiture of founder shares	—		(75,000)	(8)	8	—	—

Accretion for redeemable shares to redemption value	—	—	—	—	(9,583,177)	(12,996,971)	(22,580,148)

Net income	—	—	—	—	—	830,819	830,819
Balance as of June 30, 2023	—	$—	6,250,000	$625	$—	$(12,172,355)	$(12,171,730)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION) THROUGH JUNE 30, 2023

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$824,616
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,845
Interest earned on marketable securities held in Trust Account	(1,059,469)
Changes in operating assets and liabilities:
Prepaid expenses	(57,735)
Short-term prepaid insurance	(466,229)
Accrued expenses	150,039
Net cash used in operating activities	(602,933)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(251,250,000)
Net cash used in investing activities	(251,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,600,000
Proceeds from sale of private placements warrants	7,650,000
Repayment of promissory note - related party	(179,665)
Payment of offering costs	(671,664)
Net cash provided by financing activities	252,398,671

Net Change in Cash	545,738
Cash – Beginning of period	—
Cash – End of period	$545,738

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$11,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$8,607
Deferred offering costs paid through promissory note – related party	$179,213
Accretion of Class A ordinary shares to redemption value	$22,580,148
Deferred underwriting fee payable	$13,100,000
Forfeiture of Founder Shares	$8

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Note 1 — Organization and Business Operations

Inflection Point Acquisition Corp. II (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted corporation on March 6, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 6, 2023 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Inflection Point Holdings II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on May 24, 2023. On May 30, 2023, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,650,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per Private Placement Warrant, or $7,650,000 in the aggregate, which is described in Note 4. Of those 7,650,000 Private Placement Warrants, the Sponsor purchased 6,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 1,650,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.05 per Public Share (without taking into account interest earned or taxes payable).

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern Consideration

As of June 30, 2023, the Company had $545,738 of cash and a working capital of $928,270. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 26, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2023. The interim results for the three months ended June 30, 2023 and the period from March 6, 2023 (inception) through June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $545,738 in cash and no cash equivalents as of June 30, 2023.

Marketable Securities Held in Trust Account

At June 30, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and offering costs allocated to Public Warrants (as defined in Note 3) were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(2,087,500)
Class A ordinary shares issuance cost	(18,183,179)
Plus:
Remeasurement of carrying value to redemption value	22,580,148
Class A Ordinary Shares subject to possible redemption, June 30, 2023	$252,309,469

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

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. At June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		For The Period from March 6, 2023 (Inception) Through June 30,
	2023		2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(12,501,932)	$(9,247,397)	$(11,192,789)	$(10,562,743)
Accretion of temporary equity to redemption value	21,520,679	—	21,520,679	—
Net income including accretion of temporary equity to redemption value	1,059,469	—	1,059,469	—
Net income (loss)	10,078,216	(9,247,397)	11,387,359	—
Denominator:
Basic and diluted weighted average shares outstanding	8,516,484	6,299,451	6,681,034	6,304,957
Basic and diluted net income per ordinary share	$1.18	$(1.47)	$1.70	$(1.68)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further the impact of this military action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on May 30, 2023, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriter of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable Public Warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of June 30, 2023, there are 20,150,000 warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the Company’s initial business combination and ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, purchased an aggregate of 7,650,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $7,650,000 in the aggregate, in a private placement. Of those 7,650,000 Private Placement Warrants, the Sponsor purchased 6,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 1,650,000 Private Placement Warrants. Each Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Note 5 — Related Party Transactions

Founder Shares

On March 8, 2023, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founders shares to the Sponsor. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The founder shares included an aggregate of 825,000 shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2023, 75,000 founder shares were forfeited resulting in the Sponsor holding 6,250,000 founder shares. The remaining founder shares are no longer subject to forfeiture.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2023 or the closing of the Initial Public Offering. The outstanding balance of $179,665 was repaid at the closing of the Initial Public Offering on May 30, 2023.

Services and Indemnification Agreement

Commencing on May 24, 2023, the Company entered into an agreement pursuant to which it will pay an aggregate of $27,083.33 per month to The Venture Collective LLC (“TVC”), an affiliate of one of the Company’s directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company has agreed that it will indemnify the Sponsor and TVC from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or TVC alleging any expressed or implied management or endorsement by the Sponsor and/or TVC of any of the Company’s activities or any express or implied association between the Sponsor and/or TVC, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. The services and indemnification agreement also provides that Peter Ondishin and Kevin Shannon cannot access the funds held in the Trust Account. For the three months ended June 30, 2023 and for the period from March 6, 2023 (inception) through June 30, 2023, the company incurred $34,306 and paid $27,083 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023, no such Working Capital Loans were outstanding.

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Underwriters Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Units to cover over-allotments, if any. On May 30, 2023, simultaneously with the closing of the Initial Public Offering, the underwriters elected to partially exercise the over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit. The underwriters determined to forfeit the remaining 300,000 Units.

The underwriters were entitled to a cash underwriting discount of $4,400,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option). Additionally, the underwriters are entitled to a deferred underwriting commission of 5.0% on the base deal and an additional 7.0% on the Units sold pursuant to the underwriters’ option to purchase additional Units (or $13,100,000 in the aggregate) of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2023, there were no shares of preferred shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2023, there were no shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On March 8, 2023, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The founder shares included an aggregate of up to 825,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. As a result of the underwriters election to partially exercise their over-allotment option on May 30, 2023, 75,000 founder shares were forfeited resulting in the Sponsor holding 6,250,000 founder shares. The remaining founder shares are no longer subject to forfeiture.

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

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2023, assets held in the Trust Account were comprised of $252,309,469 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Through June 30, 2023, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Assets:
Marketable securities held in Trust Account	1	$252,309,469

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of any Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of any Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a special purpose acquisition company incorporated in the Cayman Islands on March 6, 2023, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2023 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $830,819, which consists of interest earned on marketable securities held in the Trust Account of $1,059,469, offset by operating costs of $228,650.

For the period from March 6, 2023 (inception) through June 30, 2023, we had a net income of $824,616, which consists of interest earned on marketable securities held in the Trust Account of $1,059,469, offset by operating costs of $234,853.

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

For the period from March 6, 2023 (inception) through June 30, 2023, cash used in operating activities was $602,933. Net income of $824,616 was affected by interest earned on marketable securities held in the Trust Account of $1,059,469 and formation cost paid by Sponsor in exchange for issuance of founder shares of $5,845. Changes in operating assets and liabilities used $373,925 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $252,309,469 consisting of U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $545,738. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $27,083.33 per month to The Venture Collective LLC (“TVC”), an affiliate of one of our directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements, or, if earlier, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $27,083.33 per month to TVC, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. We began incurring these fees on May 24, 2023 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2023, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founders shares to the Sponsor. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 founder shares. The founder shares included an aggregate of 825,000 shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2023, 75,000 founder shares were forfeited resulting in the Sponsor holding 6,250,000 founder shares. The remaining founder shares are no longer subject to forfeiture.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 24, 2023, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement, dated May 24, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated May 24, 2023, by and among the Company, its executive officers, its directors and Inflection Point Holdings II LLC.(1)
10.2	Investment Management Trust Agreement, dated May 24, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated May 24, 2023, by and among the Company, Inflection Point Holdings II LLC and the Holders signatory thereto.(1)
10.4	Private Placement Warrants Purchase Agreement, dated May 24, 2023, by and between the Company and Inflection Point Holdings II LLC.(1)
10.5	Private Placement Warrants Purchase Agreement, dated May 24, 2023, by and between the Company and Cantor, Fitzgerald & Co.(1)
10.6	Services and Indemnification Agreement, dated May 24, 2023, by and between the Company, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin, and Kevin Shannon.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 30, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. II

Date: August 11, 2023	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)