Form 10-Q
period 2023-09-30
Inflection Point Acquisition Corp. II
filed 2023-11-14
CIK 1970622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2023, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
Part I.Financial Information		1
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheet as of September 30, 2023 (Unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2023 and for the period from March 6, 2023 (Inception) through September 30, 2023 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2023 and for the period from March 6, 2023 (Inception) through September 30, 2023 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from March 6, 2023 (Inception) through September 30, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4	Controls and Procedures	18
Part II.Other Information		19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Part III.	Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2023

(UNAUDITED)

Assets:
Current assets:
Cash	$337,588
Prepaid expenses	39,330
Prepaid insurance	335,917
Total Current Assets	712,835
Marketable securities held in Trust Account	255,579,480
Total Assets	$256,292,315

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$197,693
Total Current Liabilities	197,693
Deferred underwriting fee payable	13,100,000
Total Liabilities	13,297,693

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value of $10.22 per share	255,579,480

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(12,585,483)
Total Shareholders’ Deficit	(12,584,858)
Total Liabilities and Shareholders’ Deficit	$256,292,315

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2023	For The Period from March 6, 2023 (Inception) Through September 30, 2023
Formation and operating costs	$420,837	$655,690
Loss from operations	(420,837)	(655,690)

OTHER INCOME
Interest income from bank	7,709	7,709
Interest earned on marketable securities held in Trust Account	3,270,011	4,329,480
Total other income	3,277,720	4,337,189

NET INCOME	$2,856,883	$3,681,499

Basic and diluted weighted average shares outstanding, Redeemable shares	25,000,000	14,783,654
Basic and diluted net income per share	$0.12	$0.70
Basic and diluted weighted average shares outstanding, Non-redeemable shares	6,250,000	6,280,649
Basic and diluted net income per share	$(0.01)	$(1.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION)
THROUGH SEPTEMBER 30, 2023

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 6, 2023 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(6,203)	(6,203)
Balance as of March 31, 2023	—	$—	6,325,000	$633	$24,367	$(6,203)	$18,797

Sale of Class A ordinary shares and over-allotment	25,000,000	2,500	—	—	249,997,500	—	250,000,000

Class A ordinary shares subject to possible redemption	(25,000,000)	(2,500)	—	—	(247,910,000)	—	(247,912,500)

Underwriters’ compensation	—	—	—	—	(17,500,000)	—	(17,500,000)

Offering costs	—	—	—	—	(861,877)	—	(861,877)

Sale of 7,650,000 private placement warrants	—	—	—	—	7,650,000	—	7,650,000

Allocation of offering costs related to redeemable shares	—	—	—	—	18,183,179	—	18,183,179

Forfeiture of founder shares	—		(75,000)	(8)	8	—	—

Accretion for redeemable shares to redemption value	—	—	—	—	(9,583,177)	(12,996,971)	(22,580,148)

Net income	—	—	—	—	—	830,819	830,819
Balance as of June 30, 2023	—	—	6,250,000	625	—	(12,172,355)	(12,171,730)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,270,011)	(3,270,011)

Net income	—	—	—	—	—	2,856,883	2,856,883
Balance as of September 30, 2023	—	$—	6,250,000	$625	$—	$(12,585,483)	$(12,584,858)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,681,499
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,845
Interest earned on marketable securities held in Trust Account	(4,329,480)
Changes in operating assets and liabilities:
Prepaid expenses	(30,723)
Prepaid insurance	(335,917)
Accrued expenses	197,693
Net cash used in operating activities	(811,083)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(251,250,000)
Net cash used in investing activities	(251,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,600,000
Proceeds from sale of private placements warrants	7,650,000
Repayment of promissory note - related party	(179,665)
Payment of offering costs	(671,664)
Net cash provided by financing activities	252,398,671

Net Change in Cash	337,588
Cash – Beginning of period	—
Cash – End of period	$337,588

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$11,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$8,607
Deferred offering costs paid through promissory note – related party	$179,213
Accretion of Class A ordinary shares to redemption value	$25,850,159
Deferred underwriting fee payable	$13,100,000
Forfeiture of Founder Shares	$8
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$5,845

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 6, 2023 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
SEPTEMBER 30, 2023
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

Going Concern Consideration

As of September 30, 2023, the Company had $337,588 of cash and a working capital of $515,142. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 26, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2023. The interim results for the three months ended September 30, 2023 and the period from March 6, 2023 (inception) through September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $337,588 in cash and no cash equivalents as of September 30, 2023.

Marketable Securities Held in Trust Account

At September 30, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the accompanying unaudited condensed statements of operations.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and offering costs allocated to Public Warrants (as defined in Note 3) were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(2,087,500)
Class A ordinary shares issuance cost	(18,183,179)
Plus:
Accretion of carrying value to redemption value	25,850,159
Class A Ordinary Shares subject to possible redemption, September 30, 2023	$255,579,480

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”).Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. At September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,	For The Period from March 6, 2023 (Inception) Through September 30,
	2023	2023

Net Income	2,856,883	3,681,499
Accretion of temporary equity to redemption value	—	(21,520,679)
Interest income from Trust Account	(3,270,011)	(4,329,480)
Net loss including accretion of temporary equity to redemption value	(413,128)	(22,168,660)

	Three Months Ended September 30, 2023		For The Period from March 6, 2023 (Inception) Through September 30, 2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(330,502)	$(82,626)	$(15,558,730)	$(6,609,930)
Accretion of temporary equity to redemption value	—	—	21,520,679	—
Net income including accretion of temporary equity to redemption value	3,270,011	—	4,329,480	—
Net income (loss)	2,939,509	(82,626)	10,291,429	(6,609,930)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	14,783,654	6,280,649
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.01)	$0.70	$(1.05)

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
SEPTEMBER 30, 2023
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

Warrants — As of September 30, 2023, there are 20,150,000 warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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

Services and Indemnification Agreement

Commencing on May 24, 2023, the Company entered into an agreement pursuant to which it will pay an aggregate of $27,083.33 per month to The Venture Collective LLC (“TVC”), an affiliate of one of the Company’s directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company has agreed that it will indemnify the Sponsor and TVC from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or TVC alleging any expressed or implied management or endorsement by the Sponsor and/or TVC of any of the Company’s activities or any express or implied association between the Sponsor and/or TVC, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. The services and indemnification agreement also provides that Peter Ondishin and Kevin Shannon cannot access the funds held in the Trust Account. For the three months ended September 30, 2023 and for the period from March 6, 2023 (inception) through September 30, 2023, the company incurred $81,250 and $115,555, respectively, and paid $115,555 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023, no such Working Capital Loans were outstanding.

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
SEPTEMBER 30, 2023
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

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2023, there were no shares of preferred shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2023, there were no shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

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
SEPTEMBER 30, 2023
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

At September 30, 2023, assets held in the Trust Account were comprised of $255,579,480 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Through September 30, 2023, the Company did not withdraw any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023
Assets:
Marketable securities held in Trust Account	1	$255,579,480

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2023 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $2,856,883, which consists of interest earned on marketable securities held in the Trust Account of $3,270,011 and interest income from bank of $7,709, offset by operating costs of $420,837.

For the period from March 6, 2023 (inception) through September 30, 2023, we had a net income of $3,681,499, which consists of interest earned on marketable securities held in the Trust Account of $4,329,480 and interest income from bank of $7,709, offset by operating costs of $655,690.

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

For the period from March 6, 2023 (inception) through September 30, 2023, cash used in operating activities was $811,083. Net income of $3,681,499 was affected by interest earned on marketable securities held in the Trust Account of $4,329,480 and formation cost paid by Sponsor in exchange for issuance of founder shares of $5,845. Changes in operating assets and liabilities used $168,947 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $255,579,480 consisting of U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $337,588. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $27,083.33 per month to The Venture Collective LLC (“TVC”), an affiliate of one of our directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 30, 2023, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. II

Date: November 14, 2023	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)