Form 10-Q
period 2024-03-31
Inflection Point Acquisition Corp. II
filed 2024-05-14
CIK 1970622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 14, 2024, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	1
	Condensed Statements of Operations for the three months ended March 31, 2024 and for the period from March 6, 2023 (inception) through March 31, 2023 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2024 and for the period from March 6, 2023 (inception) through March 31, 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2024 and for the period from March 6, 2023 (inception) through March 31, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4	Controls and Procedures	18
Part II. Other Information		19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Part III.	Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$119,208	$275,665
Prepaid expenses	73,087	18,390
Prepaid insurance	75,292	205,604
Total Current Assets	267,587	499,659

Marketable securities held in Trust Account	262,321,431	258,971,518
Total Assets	$262,589,018	$259,471,177

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$433,659	$234,985
Accrued offering costs	75,000	75,000
Total Current Liabilities	508,659	309,985

Deferred underwriting fee payable	13,100,000	13,100,000
Total Liabilities	13,608,659	13,409,985

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,000,000 issued and outstanding shares at redemption value of $10.49 and $10.36 per share as of March 31, 2024 and December 31, 2023, respectively	262,321,431	258,971,518

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,341,697)	(12,910,951)
Total Shareholders’ Deficit	(13,341,072)	(12,910,326)
Total Liabilities and Shareholders’ Deficit	$262,589,018	$259,471,177

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2024	For the Period from March 6, 2023 (inception) through March 31, 2023
Formation and operating costs	$433,730	$6,203
Loss from operations	(433,730)	(6,203)

OTHER INCOME
Interest income from bank	2,984	—
Dividend income earned on marketable securities held in Trust Account	3,349,913	—
Total other income	3,352,897	—

NET INCOME (LOSS)	$2,919,167	$(6,203)

Basic and diluted weighted average shares outstanding, Redeemable shares	25,000,000	—
Basic and diluted net income (loss) per share	$0.12	$—
Basic and diluted weighted average shares outstanding, Non-redeemable shares(1)	6,250,000	5,500,000
Basic and diluted net income (loss) per share	$(0.01)	$(0.00)

(1)	As of March 31, 2023, excludes up to 825,000 Class B ordinary shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 founder shares. On May 30, 2023, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 75,000 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture. All share and per-share data has been retroactively restated to reflect the share capitalization (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	6,250,000	$625	$—	$(12,910,951)	$(12,910,326)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,349,913)	(3,349,913)

Net income	—	—	—	—	—	2,919,167	2,919,167
Balance as of March 31, 2024	—	$—	6,250,000	$625	$—	$(13,341,697)	$(13,341,072)

FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION) THROUGH MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 6, 2023 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(6,203)	(6,203)
Balance as of March 31, 2023	—	$—	6,325,000	$633	$24,367	$(6,203)	$18,797

(1)	As of March 31, 2023, includes up to 825,000 Class B ordinary shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 founder shares. On May 30, 2023, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 75,000 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture. All share and per-share data has been retroactively restated to reflect the share capitalization (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from March 6, 2023 (inception) through March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$2,919,167	$(6,203)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,845
Dividend income earned on marketable securities held in Trust Account	(3,349,913)	—
Changes in operating assets and liabilities:
Prepaid expenses	(54,697)	358
Prepaid insurance	130,312	—
Accrued expenses	198,674	—
Net cash used in operating activities	(156,457)	—

Net Change in Cash	(156,457)	—
Cash – Beginning of period	275,665	—
Cash – End of period	$119,208	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$11,000
Deferred offering costs included in accrued offerings costs and expenses	$—	$166,147
Deferred offering costs paid through promissory note – related party	$—	$71,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,607
Accretion of Class A ordinary shares to redemption value	$3,349,913	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 6, 2023 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in Trust Account. The Company has selected December 31 as its fiscal year end.

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
MARCH 31, 2024
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

Going Concern Consideration

As of March 31, 2024, the Company had $119,208 of cash and working capital of $241,072. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. In addition, the Company has until November 30, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time or that the Company will elect to seek shareholder approval to extend the date by which the Company must consummate a Business Combination. If a Business Combination is not consummated by the Business Combination deadline, there will be a mandatory liquidation of the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 2, 2024. The interim results for the three months ended March 31, 2024 is not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $119,208 and $275,665 in cash as of March 31, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Dividend income earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(2,087,500)
Class A ordinary shares issuance cost	(18,183,179)
Plus:
Accretion of carrying value to redemption value	29,242,197
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$258,971,518
Plus:
Accretion of carrying value to redemption value	3,349,913
Class A Ordinary Shares subject to possible redemption, March 31, 2024	$262,321,431

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. At March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,	For the Period from March 6, 2023 (inception) through March 31,
	2024	2023

Net Loss	(430,746)	(6,203)
Accretion of temporary equity to redemption value	—	—
Dividend income from Trust Account	3,349,913	—
Net income including accretion of temporary equity to redemption value	2,919,167	(6,203)

	Three Months Ended March 31, 2024		For the Period from March 6, 2023 (inception) to March 31, 2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(344,597)	$(86,149)	$—	$(6,203)
Accretion of temporary equity to redemption value	—	—	—	—
Net income including accretion of temporary equity to redemption value	3,349,913	—	—	—
Net income (loss)	3,005,316	(86,149)	—	(6,203)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	—	5,500,000
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.01)	$—	$(0.00)

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants — As of March 31, 2024, there are 20,150,000 warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

For the three months ended March 31, 2024 and for the period from March 6, 2023 (inception) through March 31, 2023, the Company incurred $65,890 and $0 for these services, of which $30,475 and $0 are recorded as accrued expenses in the condensed balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2024 and December 31, 2023, there were no shares of preferred shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2024 and December 31, 2023, there were no shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

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
MARCH 31, 2024
(UNAUDITED)

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

At March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $262,321,431 and $258,971,518, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. From March 6, 2023 (inception) through March 31, 2024, the Company did not withdraw any dividend earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$262,321,431	$258,971,518

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of any Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of any Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2023 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for our IPO, described below, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $2,919,167, which consists of interest income and dividend income earned on marketable securities held in the Trust Account of $3,349,913 and interest income from bank of $2,984, partially offset by operating costs of $433,730.

For the period from March 6, 2023 (inception) through March 31, 2023, we had a net loss of $6,203.

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

For the three months ended March 31, 2024, cash used in operating activities was $156,457. Net income of $2,919,167 was affected by dividend income earned on marketable securities held in the Trust Account of $3,349,913. Changes in operating assets and liabilities provided $274,289 of cash for operating activities.

As of March 31, 2024, we had marketable securities held in the Trust Account of $262,321,431 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $119,208. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $27,083 per month to The Venture Collective LLC (“TVC”), an affiliate of one of our directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. On March 28, 2024, we entered into the Amendment to the Services and Indemnification Agreement, pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. For the three months ended March 31, 2024 and for the period from March 6, 2023 (inception) through March 31, 2023, the Company incurred $65,890 and $0 for these services, of which $30,475 and $0 are recorded as accrued expenses in the condensed balance sheets, respectively.

In order to finance working capital or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company would repay the working capital loans (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

We believe that amounts not held in trust are not sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial Business Combination. Our costs are primarily expected to be incurred in connection with identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 2, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On May 30, 2023, we consummated the IPO of 25,000,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

After deducting the underwriting fees (excluding the deferred portion of $13,100,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the IPO and the private placement was $252,592,838, of which $251,250,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amendment to Services and Indemnification Agreement, dated March 28, 2024, by and among the Company, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-41711), filed with the SEC on April 2, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. II

Date: May 14, 2024	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)