Form 10-Q
period 2024-06-30
Inflection Point Acquisition Corp. II
filed 2024-08-14
CIK 1970622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Statements of Operations for the three and six months ended June 30, 2024, three months ended June 30, 2023 and for the period from March 6, 2023 (inception) through June 30, 2023 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2024, three months ended June 30, 2023 and for the period from March 6, 2023 (inception) through June 30, 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2024 and for the period from March 6, 2023 (inception) through June 30, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4	Controls and Procedures	21
Part II. Other Information		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
Part III. Signatures		24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$6,587	$275,665
Prepaid expenses	53,478	18,390
Prepaid insurance	—	205,604
Total Current Assets	60,065	499,659

Marketable securities held in Trust Account	265,710,795	258,971,518
Total Assets	$265,770,860	$259,471,177

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$570,564	$234,985
Accrued offering costs	75,000	75,000
Total Current Liabilities	645,564	309,985

Deferred underwriting fee payable	13,100,000	13,100,000
Total Liabilities	13,745,564	13,409,985

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,000,000 issued and outstanding shares at redemption value of $10.63 and $10.36 per share as of June 30, 2024 and December 31, 2023, respectively	265,710,795	258,971,518

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,686,124)	(12,910,951)
Total Shareholders’ Deficit	(13,685,499)	(12,910,326)
Total Liabilities and Shareholders’ Deficit	$265,770,860	$259,471,177

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	For the Period from March 6, 2023 (inception) through June 30, 2023
Formation and operating costs	$345,557	$228,650	$779,287	$234,853
Loss from operations	(345,557)	(228,650)	(779,287)	(234,853)

OTHER INCOME
Interest income from bank	1,130	—	4,114	—
Dividend income earned on marketable securities held in Trust Account	3,389,364	1,059,469	6,739,277	1,059,469
Total other income	3,390,494	1,059,469	6,743,391	1,059,469

NET INCOME	$3,044,937	$830,819	$5,964,104	$824,616

Basic and diluted weighted average shares outstanding, Redeemable shares	25,000,000	8,516,484	25,000,000	6,681,034
Basic and diluted net income per share	$0.12	$1.18	$0.24	$1.70
Basic and diluted weighted average shares outstanding, Non-redeemable shares	6,250,000	6,299,451	6,250,000	6,304,957
Basic and diluted net loss per share	$(0.01)	$(1.47)	$(0.02)	$(1.68)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	6,250,000	$625	$—	$(12,910,951)	$(12,910,326)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,349,913)	(3,349,913)

Net income	—	—	—	—	—	2,919,167	2,919,167
Balance as of March 31, 2024	—	—	6,250,000	625	—	(13,341,697)	(13,341,072)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,389,364)	(3,389,364)

Net income	—	—	—	—	—	3,044,937	3,044,937
Balance as of June 30, 2024	—	$—	6,250,000	$625	$—	$(13,686,124)	$(13,685,499)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND

FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION) THROUGH JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 6, 2023 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(6,203)	(6,203)
Balance as of March 31, 2023	—	—	6,325,000	633	24,367	(6,203)	18,797

Sale of Class A ordinary shares and over-allotment	25,000,000	2,500	—	—	249,997,500	—	250,000,000

Class A ordinary shares subject to possible redemption	(25,000,000)	(2,500)	—	—	(247,910,000)	—	(247,912,500)

Underwriters’ compensation	—	—	—	—	(17,500,000)	—	(17,500,000)

Offering costs	—	—	—	—	(861,877)	—	(861,877)

Sale of 7,650,000 private placement warrants	—	—	—	—	7,650,000	—	7,650,000

Allocation of offering costs related to redeemable shares	—	—	—	—	18,183,179	—	18,183,179

Forfeiture of founder shares	—		(75,000)	(8)	8	—	—

Accretion for redeemable shares to redemption value	—	—	—	—	(9,583,177)	(12,996,971)	(22,580,148)

Net income	—	—	—	—	—	830,819	830,819
Balance as of June 30, 2023	—	$—	6,250,000	$625	$—	$(12,172,355)	$(12,171,730)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from March 6, 2023 (inception) through June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,964,104	$824,616
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,845
Dividend income earned on marketable securities held in Trust Account	(6,739,277)	(1,059,469)
Changes in operating assets and liabilities:
Prepaid expenses	(35,088)	(57,735)
Prepaid insurance	205,604	(466,229)
Accrued expenses	335,579	150,039
Net cash used in operating activities	(269,078)	(602,933)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(251,250,000)
Net cash used in investing activities	—	(251,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of private placements warrants	—	7,650,000
Repayment of promissory note - related party	—	(179,665)
Payment of offering costs	—	(671,664)
Net cash provided by financing activities	—	252,398,671

Net Change in Cash	(269,078)	545,738
Cash – Beginning of period	275,665	—
Cash – End of period	$6,587	$545,738

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$11,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,607
Deferred offering costs paid through promissory note – related party	$—	$179,213
Accretion of Class A ordinary shares to redemption value	$6,739,277	$22,580,148
Deferred underwriting fee payable	$—	$13,100,000
Forfeiture of Founder Shares	$—	$8

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 6, 2023 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in Trust Account. The Company has selected December 31st as its fiscal year end.

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
JUNE 30, 2024
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

Going Concern Consideration

As of June 30, 2024, the Company had $6,587 of cash and working capital deficit of $585,499. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. In addition, the Company has until November 30, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time or that the Company will elect to seek shareholder approval to extend the date by which the Company must consummate a Business Combination. If a Business Combination is not consummated by the Business Combination deadline, there will be a mandatory liquidation of the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 2, 2024. The interim results for the three and six months ended June 30, 2024 is not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $6,587 and $275,665 in cash as of June 30, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

At June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Dividend income earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(2,087,500)
Class A ordinary shares issuance cost	(18,183,179)
Plus:
Accretion of carrying value to redemption value	29,242,197
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$258,971,518
Plus:
Accretion of carrying value to redemption value	6,739,277
Class A Ordinary Shares subject to possible redemption, June 30, 2024	$265,710,795

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. At June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024

Net Income	3,044,937	5,964,104
Accretion of temporary equity to redemption value	—	—
Dividend income from Trust Account	(3,389,364)	(6,739,277)
Net loss including accretion of temporary equity to redemption value	(344,427)	(775,173)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(275,542)	$(68,885)	$(620,139)	$(155,035)
Accretion of temporary equity to redemption value	—	—	—	—
Net income including accretion of temporary equity to redemption value	3,389,364	—	6,739,277	—
Net income (loss)	3,113,822	(68,885)	6,119,138	(155,035)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.01)	$0.24	$(0.02)

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

	Three Months Ended June 30,	For The Period from March 6, 2023 (Inception) Through June 30,
	2023	2023

Net Loss	830,819	824,616
Accretion of temporary equity to redemption value	(21,520,679)	(21,520,679)
Dividend income from Trust Account	(1,059,469)	(1,059,469)
Net income including accretion of temporary equity to redemption value	(21,749,329)	(21,755,532)

	Three Months Ended June 30,		For The Period from March 6, 2023 (Inception) Through June 30,
	2023		2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(12,501,932)	$(9,247,397)	$(11,192,789)	$(10,562,743)
Accretion of temporary equity to redemption value	21,520,679	—	21,520,679	—
Net income including accretion of temporary equity to redemption value	1,059,469	—	1,059,469	—
Net income (loss)	10,078,216	(9,247,397)	11,387,359	(10,562,743)
Denominator:
Basic and diluted weighted average shares outstanding	8,516,484	6,299,451	6,681,034	6,304,957
Basic and diluted net income (loss) per ordinary share	$1.18	$(1.47)	$1.70	$(1.68)

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
JUNE 30, 2024
(UNAUDITED)

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

Warrants — As of June 30, 2024, there are 20,150,000 warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2024
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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

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

On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee (see Note 9).

For the three and six months ended June 30, 2024, the Company incurred $56,646 and $122,536 for these services, respectively, of which $37,768 was recorded as accrued expenses in the condensed balance sheets. For the three months ended June 30, 2023 and for the period from March 6, 2023 (inception) through June 30, 2023, the company incurred $34,306 and paid $27,083 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

On August 13, 2024, to document existing and future Working Capital Loans, the Company issued a convertible promissory note (the “Note”) to Michael Blitzer, the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) November 30, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its governing documents (as may be amended by a shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. Mr. Blitzer will have the option, at any time on or prior to the repayment of amounts owed under the Note, to convert up to $1,500,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of August 14, 2024, the Company has an outstanding borrowing of $274,750 under the Note (see Note 9).

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
JUNE 30, 2024
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

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2024 and December 31, 2023, there were no shares of preferred shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2024 and December 31, 2023, there were no shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

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
JUNE 30, 2024
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

At June 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $265,710,795 and $258,971,518, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. From March 6, 2023 (inception) through June 30, 2024, the Company did not withdraw any dividend earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$265,710,795	$258,971,518

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee.

On August 13, 2024, to document existing and future Working Capital Loans, the Company issued a convertible promissory note (the “Note”) to Michael Blitzer, the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) November 30, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its governing documents (as may be amended by a shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. Mr. Blitzer will have the option, at any time on or prior to the repayment of amounts owed under the Note, to convert up to $1,500,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of August 14, 2024, the Company has an outstanding borrowing of $274,750 under the Note.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2023 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for our IPO, described below, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $3,044,937, which consists of interest income and dividend income earned on marketable securities held in the Trust Account of $3,389,364 and interest income from bank of $1,130, partially offset by operating costs of $345,557.

For the six months ended June 30, 2024, we had net income of $5,964,104, which consists of interest income and dividend income earned on marketable securities held in the Trust Account of $6,739,277 and interest income from bank of $4,114, partially offset by operating costs of $779,287.

For the three months ended June 30, 2023, we had a net income of $830,819, which consists of dividend income earned on marketable securities held in the Trust Account of $1,059,469, partially offset by operating costs of $228,650.

For the period from March 6, 2023 (inception) through June 30, 2023, we had a net income of $824,616, which consists of dividend income earned on marketable securities held in the Trust Account of $1,059,469, partially offset by operating costs of $234,853.

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

For the six months ended June 30, 2024, cash used in operating activities was $269,078. Net income of $5,964,104 was affected by dividend income earned on marketable securities held in the Trust Account of $6,739,277. Changes in operating assets and liabilities provided $506,095 of cash for operating activities.

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

As of June 30, 2024, we had marketable securities held in the Trust Account of $265,710,795 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $6,587. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $27,083 per month to The Venture Collective LLC (“TVC”), an affiliate of one of our directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. On March 28, 2024, we entered into the Amendment to the Services and Indemnification Agreement, pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee. For the three and six months ended June 30, 2024, the Company incurred $56,646 and $122,536 for these services, respectively, of which $37,768 were recorded as accrued expenses in the condensed balance sheets. For the three months ended June 30, 2023 and for the period from March 6, 2023 (inception) through June 30, 2023, the company incurred $34,306, of which $7,222 were recorded as accrued expenses in the condensed balance sheets.

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

On August 13, 2024, to document existing and future Working Capital Loans, the Company issued a convertible promissory note (the “Note”) to Michael Blitzer, the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) November 30, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its governing documents (as may be amended by a shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. Mr. Blitzer will have the option, at any time on or prior to the repayment of amounts owed under the Note, to convert up to $1,500,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of August 14, 2024, the Company has an outstanding borrowing of $274,750 under the Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $27,083 per month to TVC, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. We began incurring such fees on May 24, 2023, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or our liquidation. On March 28, 2024, we entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee .

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At June 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. II

Date: August 14, 2024	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)