Form 10-Q
period 2024-09-30
Inflection Point Acquisition Corp. II
filed 2024-11-14
CIK 1970622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 13, 2024, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2024, three months ended September 30, 2023 and for the period from March 6, 2023 (inception) through September 30, 2023 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2024, three months ended September 30, 2023 and for the period from March 6, 2023 (inception) through September 30, 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from March 6, 2023 (inception) through September 30, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4	Controls and Procedures	29
Part II. Other Information		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Part III. Signatures		32

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$141,201	$275,665
Prepaid expenses	38,309	18,390
Prepaid insurance	43,438	205,604
Total Current Assets	222,948	499,659

Marketable securities held in Trust Account	269,138,646	258,971,518
Total Assets	$269,361,594	$259,471,177

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,026,173	$234,985
Accrued offering costs	—	75,000
Convertible promissory note – related party	700,000	—
Total Current Liabilities	2,726,173	309,985

Deferred underwriting fee payable	13,100,000	13,100,000
Total Liabilities	15,826,173	13,409,985

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,000,000 issued and outstanding shares at redemption value of $10.77 and $10.36 per share as of September 30, 2024 and December 31, 2023, respectively	269,138,646	258,971,518

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	625	625
Additional paid-in capital	—	—
Accumulated deficit	(15,603,850)	(12,910,951)
Total Shareholders’ Deficit	(15,603,225)	(12,910,326)
Total Liabilities and Shareholders’ Deficit	$269,361,594	$259,471,177

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 6, 2023 (inception) through September 30,
	2024	2023	2024	2023
Formation and operating costs	$1,918,166	$420,837	$2,697,453	$655,690
Loss from operations	(1,918,166)	(420,837)	(2,697,453)	(655,690)

OTHER INCOME
Interest income from bank	440	7,709	4,554	7,709
Dividend income earned on marketable securities held in Trust Account	3,427,851	3,270,011	10,167,128	4,329,480
Total other income	3,428,291	3,277,720	10,171,682	4,337,189

NET INCOME	$1,510,125	$2,856,883	$7,474,229	$3,681,499

Basic and diluted weighted average shares outstanding, Redeemable shares	25,000,000	25,000,000	25,000,000	14,783,654
Basic and diluted net income per share	$0.08	$0.12	$0.32	$0.70
Basic and diluted weighted average shares outstanding, Non-redeemable shares	6,250,000	6,250,000	6,250,000	6,280,649
Basic and diluted net income per share	$(0.06)	$(0.01)	$(0.09)	$(1.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	6,250,000	$625	$—	$(12,910,951)	$(12,910,326)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,349,913)	(3,349,913)

Net income	—	—	—	—	—	2,919,167	2,919,167
Balance as of March 31, 2024	—	—	6,250,000	625	—	(13,341,697)	(13,341,072)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,389,364)	(3,389,364)

Net income	—	—	—	—	—	3,044,937	3,044,937
Balance as of June 30, 2024	—	$—	6,250,000	$625	$—	$(13,686,124)	$(13,685,499)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,427,851)	(3,427,851)

Net income	—	—	—	—	—	1,510,125	1,510,125
Balance as of September 30, 2024	—	$—	6,250,000	$625	$—	$(15,603,850)	$(15,603,225)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND

FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 6, 2023 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(6,203)	(6,203)
Balance as of March 31, 2023	—	$—	6,325,000	$633	$24,367	$(6,203)	$18,797

Sale of Class A ordinary shares and over-allotment	25,000,000	2,500	—	—	249,997,500	—	250,000,000

Class A ordinary shares subject to possible redemption	(25,000,000)	(2,500)	—	—	(247,910,000)	—	(247,912,500)

Underwriters’ compensation	—	—	—	—	(17,500,000)	—	(17,500,000)

Offering costs	—	—	—	—	(861,877)	—	(861,877)

Sale of 7,650,000 private placement warrants	—	—	—	—	7,650,000	—	7,650,000

Allocation of offering costs related to redeemable shares	—	—	—	—	18,183,179	—	18,183,179

Forfeiture of founder shares	—		(75,000)	(8)	8	—	—

Accretion for redeemable shares to redemption value	—	—	—	—	(9,583,177)	(12,996,971)	(22,580,148)

Net income	—	—	—	—	—	830,819	830,819
Balance as of June 30, 2023	—	—	6,250,000	625	—	(12,172,355)	(12,171,730)

Accretion for redeemable shares to redemption value	—	—	—	—	—	(3,270,011)	(3,270,011)

Net income	—	—	—	—	—	2,856,883	2,856,883
Balance as of September 30, 2023	—	$—	6,250,000	$625	$—	$(12,585,483)	$(12,584,858)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from March 6, 2023 (inception) through September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$7,474,229	$3,681,499
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,845
Dividend income earned on marketable securities held in Trust Account	(10,167,128)	(4,329,480)
Changes in operating assets and liabilities:
Prepaid expenses	(19,919)	(30,723)
Prepaid insurance	162,166	(335,917)
Accounts payable and accrued expenses	1,791,188	197,693
Net cash used in operating activities	(759,464)	(811,083)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(251,250,000)
Net cash provided by (used in) investing activities	—	(251,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of private placements warrants	—	7,650,000
Proceeds from convertible promissory note – related party	700,000	—
Repayment of promissory note – related party	—	(179,665)
Payment of offering costs	(75,000)	(671,664)
Net cash provided by (used in) financing activities	625,000	252,398,671

Net Change in Cash	(134,464)	337,588
Cash – Beginning of period	275,665	—
Cash – End of period	$141,201	$337,588

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$11,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,607
Deferred offering costs paid through promissory note – related party	$—	$179,213
Accretion of Class A ordinary shares to redemption value	$10,167,128	$25,850,159
Deferred underwriting fee payable	$—	$13,100,000
Forfeiture of Founder Shares	$—	$8

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

On August 21, 2024, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “USARE Business Combination Agreement”), by and among the Company, USA Rare Earth, LLC, a Delaware limited liability company (“USARE”) and IPXX Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”).

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 6, 2023 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, pursuing Business Combination opportunities. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in Trust Account. The Company has selected December 31st as its fiscal year end.

The Company’s sponsor is Inflection Point Holdings II LLC, a Delaware limited liability company (the “Sponsor”).

On March 8, 2023, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 Class B ordinary shares (such Class B ordinary shares, together with the Class A ordinary shares issued or issuable upon conversion of the Class B ordinary shares pursuant to the Company’s amended and restated memorandum and articles of association, the “Founder Shares”). All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. As a result of the underwriters election to partially exercise their over-allotment option on May 30, 2023, 75,000 Founder Shares were forfeited resulting in the Sponsor holding 6,250,000 Founder Shares. The remaining Founder Shares are no longer subject to forfeiture.

The registration statement for the Company’s IPO was declared effective on May 24, 2023. On May 30, 2023, the Company consummated the IPO of 25,000,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,650,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the IPO (“CF&CO”), at a price of $1.00 per Private Placement Warrant, or $7,650,000 in the aggregate, which is described in Note 4. Of those 7,650,000 Private Placement Warrants, the Sponsor purchased 6,000,000 Private Placement Warrants and CF&CO purchased 1,650,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

Following the closing of the IPO, on May 30, 2023, an amount of $251,250,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the sales of the Private Placement Warrants was placed in the trust account (the “Trust Account”) and will be held as cash or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants placed into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO, by such earlier liquidation date as the Company’s board of directors may approve or by such later liquidation date approved by the Company’s shareholders pursuant to an amendment to the Company’s amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.05 per Public Share (without taking into account interest earned or taxes payable).

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination (subject to applicable law).

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

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

USARE Business Combination

On August 21, 2024 (the “Signing Date”) the Company entered into the USARE Business Combination Agreement by and among the Company, USARE and Merger Sub, pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into USARE (the “Merger”), with USARE continuing as the surviving company and wholly owned subsidiary of the Company. The transactions contemplated by the Business Combination Agreement are referred to herein as the “USARE Business Combination.” The combined company’s business will continue to operate through USARE and its subsidiaries. In connection with the closing of the USARE Business Combination (the “Closing”), the Company will change its name to “USA Rare Earth, Inc.” (such company after the closing of the Business Combination, “New USARE”).

The Domestication

The Company will, subject to obtaining the required shareholder approvals and at least one day prior to the date of the closing of the USARE Business Combination (the “Closing” and the date of the Closing, the “Closing Date”), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). At least one day prior to the Domestication, the Company will provide its public shareholders the opportunity to redeem their Public Shares on the terms and conditions set forth in the USARE Business Combination Agreement and the Company’s governing documents (the “Redemption”).

By virtue of the Domestication and subject to the satisfaction or waiver of the conditions of the USARE Business Combination Agreement, including approval of the Company’s shareholders: (i) immediately prior to the Domestication, pursuant to the Sponsor Support Agreement (as defined below) each of the then issued and outstanding Class B ordinary shares of the Company will convert automatically, on a one-for-one basis, into one (1) Class A ordinary share, par value of $0.0001 per share, of the Company (each a “Class A Ordinary Share”) (the “Sponsor Share Conversion”); and (ii) in connection with the Domestication, (x) each then issued and outstanding Class A Ordinary Share (that was not redeemed pursuant to the Redemption) shall convert automatically, on a one-for-one basis, into one (1) share of common stock, par value $0.0001 per share, of the Company (after the Domestication) (the “New USARE Common Stock”); (y) each of the then issued and outstanding warrants representing the right to purchase one Class A Ordinary Share shall convert automatically into a warrant to acquire one (1) share of New USARE Common Stock (each a “New USARE Warrant”); and (z) each of the then issued and outstanding units of the Company will be cancelled and each holder thereof will be entitled to one share of New USARE Common Stock and one-half (1/2) of one New USARE Warrant.

The Merger and Consideration

Subject to, and in accordance with the terms and conditions of the USARE Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”), (i) each warrant to purchase Class C convertible preferred units of USARE (the “USARE Class C Convertible Preferred Units”) or Class C-1 convertible preferred units of USARE (the “USARE Class C-1 Convertible Preferred Units”) shall automatically be exercised on a cashless basis in full in accordance with its terms and (ii) immediately thereafter, each then-issued and outstanding USARE Class C Convertible Preferred Unit and each then-issued and outstanding USARE Class C-1 Convertible Preferred Unit (including each USARE Class C Convertible Preferred Unit and USARE Class C-1 Convertible Preferred Unit issued upon the automatic exercise described in the preceding clause (i)) shall automatically convert into such number of Class B units of USARE (the “USARE Class B Units”) into which such USARE Class C Convertible Preferred Unit or USARE Class C-1 Convertible Preferred Unit, as applicable, is convertible in connection with the Merger pursuant to USARE’s Sixth Amended and Restated Operating Agreement, as amended (the “USARE OA”).

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

Subject to, and in accordance with the terms and conditions of the USARE Business Combination Agreement, at the Effective Time:

(i)	each unit of USARE that is owned by the Company, Merger Sub or USARE (in treasury or otherwise) immediately prior to the Effective Time (each an “Excluded Unit”) shall be cancelled and shall cease to exist and no consideration shall be delivered in exchange therefore;

(ii)	each incentive unit (the “USARE Incentive Units”) that is issued and outstanding immediately prior to the Effective Time (other than Excluded Units) shall, by virtue of the occurrence of the Merger, (x) to the extent the holder of such USARE Incentive Unit is continuously employed by or providing services to USARE from the Signing Date through the Effective Time, be automatically deemed to be fully vested, (y) regardless of such employment or service status, be automatically deemed exchanged or converted (on a cashless basis) into a fraction of one Class A unit of USARE (the “USARE Class A Units”) in accordance with the terms of such USARE Incentive Unit, the USARE OA and the Second Amended and Restated USA Rare Earth, LLC Incentive Plan and each USARE Class A Unit issued or issuable upon such deemed exchange or conversion shall be treated as being issued and outstanding immediately prior to the Effective Time;

(iii)	each warrant to purchase units of USARE (excluding the USARE Class A Preferred Investor Warrants (as defined below)) (the “USARE Warrants”) that is outstanding and unexercised immediately prior to the Effective Time shall, by virtue of the occurrence of the Merger, automatically be exercised or deemed exercised on a cashless basis in full in accordance with its terms immediately prior to the Effective Time, and each USARE Class A Unit or USARE Class B Unit issued or issuable upon such exercise shall be treated as being issued and outstanding immediately prior to the Effective Time;

(iv)	each USARE Class A Unit that is issued and outstanding immediately prior to the Effective Time (including all USARE Class A Units outstanding or deemed outstanding (a) upon the deemed exchange or conversion of the USARE Incentive Units and (b) upon the deemed exercise of the USARE Warrants, but excluding the Excluded Units) shall be cancelled and converted into the right to receive a number of shares of New USARE Common Stock equal to the Exchange Ratio (as defined below) (the “Per Unit Base Consideration”) and the right to receive, subject to the vesting conditions described below, a number of shares of New USARE Common Stock equal to the Earn-out Exchange Ratio (as defined below) (the “Per Unit Earn-out Consideration”);

(v)	each USARE Class B Unit that is issued and outstanding immediately prior to the Effective Time (including all USARE Class B Units outstanding or deemed outstanding upon the deemed exercise of the USARE Warrants, but excluding the Excluded Units) shall be cancelled and converted into the right to receive the Per Unit Base Consideration and the Per Unit Earn-out Consideration;

(vi)	each Class A-1 convertible preferred unit of USARE (the “USARE Class A-1 Convertible Preferred Units”) and each Class A-2 convertible preferred unit of USARE (the “USARE Class A-2 Convertible Preferred Units,” and together with the USARE Class A-1 Convertible Preferred Units, the “USARE Class A Convertible Preferred Units”) that is issued and outstanding immediately prior to the Effective Time (other than Excluded Units) shall be cancelled and converted into the right to receive one share of Series A Preferred Stock (as defined below); and

(vii)	each USARE Class A Preferred Investor Warrant (as defined below) shall be cancelled and converted into the right to receive a Series A Preferred Investor Warrant (as defined below) exercisable for a number of shares of New USARE Common Stock equal to the aggregate number of USARE Class A Units that would be issued upon full exercise of such USARE Class A Preferred Investor Warrant (as defined below).

Pursuant to the USARE Business Combination Agreement, the aggregate consideration to be paid in, or in connection with, the Merger in respect of the outstanding equity securities of USARE (excluding the USARE Class A Convertible Preferred Units and the USARE Class A Preferred Investor Warrants (as defined below)) will be (A) (i) the number of shares of New USARE Common Stock equal to the quotient of (a) (i) the $800,000,000 minus (ii) the aggregate indebtedness of USARE and its direct and indirect subsidiaries as of immediately prior to the Effective Time (subject to certain exceptions) divided by (b) the amount equal to the price at which each Public Share may be redeemed pursuant to the Redemption in connection with the Domestication (collectively, the “Aggregate Base Consideration”) plus (B) subject to the vesting and forfeiture effects of the Earn-out Exchange Ratio described below, up to 10,000,000 shares of New USARE Common Stock (the “Aggregate Earn-out Consideration”). The Aggregate Earn-out Consideration is subject to certain customary adjustments as described in the USARE Business Combination Agreement. The “Exchange Ratio” shall be equal to the quotient of (A) the Aggregate Base Consideration divided by the sum (without duplication) of the aggregate number of (i) USARE Class A Units that are issued and outstanding immediately prior to the Effective Time, (ii) USARE Class B Units that are issued and outstanding immediately prior to the Effective Time (including all USARE Class B Units issued upon conversion of all outstanding USARE Class C Convertible Preferred Units and USARE Class C-1 Convertible Preferred Units), (iii) all USARE Class A Units and USARE Class B Units issuable upon full exercise of all issued and outstanding USARE Warrants (calculated using the treasury method of accounting on a cashless exercise basis) and (iv) all USARE Class A Units and USARE Class B Units issuable upon full exercise, exchange or conversion of all issued and outstanding USARE Incentive Units (calculated using the treasury method of accounting on a cashless exercise basis) (such sum, the “USARE Fully Diluted Capital”).

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

The “Earn-out Exchange Ratio” shall be equal to the quotient of (A) the Aggregate Earn-out Consideration divided by (B) the USARE Fully Diluted Capital. 50% of the Aggregate Earn-out Consideration shall vest and be issued if, during the five year period beginning on the first anniversary of the Closing Date (the “Earnout Period”) the closing sale price of one share of New USARE Common Stock as reported on the national securities exchange on which such shares are then listed is greater than or equal to $15.00 for a period of at least twenty out of thirty consecutive Trading Days (as defined in the Business Combination Agreement). The remaining 50% of the Aggregate Earn-out Consideration shall vest and be issued if, during the Earnout Period, the closing sale price of one share of New USARE Common Stock as reported on the national securities exchange on which such shares are then listed is greater than or equal to $20.00 for a period of at least twenty out of thirty consecutive trading days. The Aggregate Earn-out Consideration may also vest upon a Change of Control (as defined in the USARE Business Combination Agreement) pursuant to which New USARE or its shareholders have the right to receive consideration if the implied value per share of New USARE Common Stock is equal to or above such price targets, with the amount of such consideration dependent upon the implied per share value reaching the thresholds discussed above).

In connection with the Closing:

i.	USARE and New USARE will enter into a Seventh Amended and Restated Limited Liability Company Operating Agreement of USARE, to, among other things, admit New USARE as the managing member of USARE; and

ii.	The Company will file with the Secretary of State of the State of Delaware a Certificate of Designations of Preferences, Rights and Limitations of 12% Series A Cumulative Convertible Preferred Stock Series A Preferred Stock (the “Series A Preferred Stock Certificate of Designation”) which sets forth the rights, preferences and privileges of the Series A Preferred Stock (as defined below).

Series A Preferred Stock Investment

In connection with the transactions contemplated by the USARE Business Combination Agreement, on the Signing Date, the Company, USARE and Inflection Point Fund I, LP, an accredited investor that is an affiliate of the Company and the Sponsor (the “Series A Preferred Stock Investor”) entered into a Securities Purchase Agreement (the “Series A SPA”). Pursuant to the Series A SPA, the Series A Preferred Stock Investor has agreed, among other things, to purchase, at Closing, shares of New USARE’s 12% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation (such stock the “Series A Preferred Stock”) and a warrant to purchase a number of shares of New USARE Common Stock equal to the amount of shares into which such shares of New USARE Common Stock underlying the Series A Preferred Stock are initially convertible (a “Series A Preferred Investor Warrant”), for an aggregate purchase price of $9,117,648 (the “Series A Preferred Stock Investment”). Each share of Series A Preferred Stock will have a stated value of $12.00 (the “Stated Value”).

In addition, pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, by and among the Company, Michael Blitzer (the Company’s Chairman and Chief Executive Officer) and USARE, the Company has agreed to issue at Closing, $1,250,000 in Stated Value of Series A Preferred Stock to Mr. Blitzer exchange for his forgiveness of 50% of the then-outstanding balance of the convertible promissory note issued to him by the Company on August 13, 2024 (the “Note”). This Securities Purchase Agreement is in substantially the form of the Series A SPA, subject to appropriate changes to reflect that (i) the consideration to be paid by Mr. Blitzer is his forgiveness of 50% of the then-outstanding balance of the Note and (ii) Mr. Blitzer will not receive a Series A Preferred Investor Warrant.

Sponsor Support Agreement

Concurrently with the execution of the USARE Business Combination Agreement, the Sponsor, the Company and USARE entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor has agreed to (i) vote to adopt and approve the USARE Business Combination Agreement and the other documents contemplated therein and the transactions contemplated therein and (ii) forfeit 60,000 New USARE Warrants for every $1,000,000 by which (x) the gross proceeds at the closing of the USARE Business Combination from the Trust Account (after giving effect to the Redemption plus (y) the gross proceeds from the Class A Preferred Unit Investment (as defined in the UASRE Business Combination Agreement), the Series A Preferred Stock Investment and any PIPE Investment (as defined in the USARE Business Combination Agreement) are below $50,000,000, up to a maximum of 1,500,000 New USARE Warrants forfeited.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

Member Support Agreement

Concurrently with the execution of the USARE Business Combination Agreement, the Company, entered into a member support agreement (the “Member Support Agreement”) with USARE and certain members of USARE (the “Supporting USARE Members”) pursuant to which each such Supporting USARE Members have agreed to, among other things, support and vote in favor of the USARE Business Combination Agreement, and the transactions contemplated therein (including the Merger).

Fee Reduction Agreement

Pursuant to that certain Underwriting Agreement between the Company and CF&CO, as representative of the several underwriters (“CF&CO”), dated May 24, 2023 (as it may be amended from time to time, the “Underwriting Agreement”), the Company previously agreed to pay to CF&CO an aggregate cash amount of $13,100,000 as “deferred underwriting commissions” (the “Original Deferred Fee”) upon the consummation of an initial business combination, as contemplated by the final prospectus of the Company, filed with the SEC (File No. 333- 271128), and dated May 24, 2024. Solely in connection with the USARE Business Combination, the Company, CF&CO and USARE have entered into that certain fee reduction agreement, dated as of August 20, 2024 (the “Fee Reduction Agreement”), pursuant to which, upon consummation of the USARE Business Combination, CF&CO will accept, in lieu of such Original Deferred Fee: (i) either (at the Company’s option) (A) a cash fee of $4,000,000 or (B) (1) a cash fee of $2,000,000 plus (2) 400,000 shares of New USARE Common Stock, plus (ii) 2.0% of the amount by which the Total Capital Raised (as defined in the Fee Reduction Agreement) exceeds $50,000,000. Additionally, solely if the Company elects to pay the all-cash fee discussed above, CF&CO will forfeit 1,650,000 Private Placement Warrants (as defined by the Fee Reduction Agreement).

Going Concern Consideration

As of September 30, 2024, the Company had $141,201 of cash and working capital deficit of $2,503,225. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. In addition, the Company has until November 30, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time or that the Company will obtain shareholder approval to extend the date by which the Company must consummate a Business Combination and implement such extension. If a Business Combination is not consummated by the Business Combination deadline, there will be a mandatory liquidation of the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 2, 2024. The interim results for the three and nine months ended September 30, 2024 is not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $141,201 and $275,665 in cash as of September 30, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Dividend income earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(2,087,500)
Class A ordinary shares issuance cost	(18,183,179)
Plus:
Accretion of carrying value to redemption value	29,242,197
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$258,971,518
Plus:
Accretion of carrying value to redemption value	10,167,128
Class A Ordinary Shares subject to possible redemption, September 30, 2024	$269,138,646

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. At September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024

Net Income	1,510,125	7,474,229
Accretion of temporary equity to redemption value	—	—
Dividend income from Trust Account	(3,427,851)	(10,167,128)
Net loss including accretion of temporary equity to redemption value	(1,917,726)	(2,692,899)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(1,534,181)	$(383,545)	$(2,154,320)	$(538,580)
Accretion of temporary equity to redemption value	—	—	—	—
Net income including accretion of temporary equity to redemption value	3,427,851	—	10,167,128	—
Net income (loss)	1,893,670	(383,545)	8,012,808	(538,580)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.06)	$0.32	$(0.09)

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

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
SEPTEMBER 30, 2024
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

Warrants — As of September 30, 2024, there are 20,150,000 warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, and cashless exercise is unavailable the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the IPO or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

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

●

if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the Company’s initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination (subject to applicable law).

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

The Company’s Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares (including any Class A ordinary shares issued upon conversion of Class B ordinary shares) until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

At the Closing, the Sponsor will enter into a Lock-Up Agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Sponsor and its permitted assigns will agree not to, prior to the date that is six (6) months after the Closing Date (the “Initial Common Stock Lock-Up Period”), (i) sell, pledge, grant any option to purchase or otherwise dispose of (a) any shares of New USARE Common Stock the Sponsor received upon conversion of its Founder Shares (following the automatic conversion of each of the issued and outstanding Class B ordinary shares of the Company immediately prior to the Domestication, on a one-for-one basis, into one (1) Class A ordinary share of the Company), in connection with the Domestication (the “Sponsor Lock-Up Shares”), (ii) enter into any swap or other transfer arrangement in respect of the Sponsor Lock-Up Shares or (iii) take any other similar actions (the actions specified in the foregoing clauses (i) through (iii), collectively, “Transfer” in each case, without the prior written consent of the board of directors of New USARE (the “New USARE Board”)). The Sponsor and its permitted assigns will also agree not to, prior to the date that is twelve (12) months after the Closing Date (the “Second Common Stock Lock-Up Period”), Transfer more than 50% of the Sponsor Lock-Up Shares in each case, without the prior written consent of the New USARE Board. In addition, the Sponsor will agree to not Transfer any warrants received upon conversion of Private Placement Warrants in connection with the Domestication (or the shares of New USARE Common Stock issuable upon exercise of such warrants), prior to the date that is 30 days after the Closing Date. The Sponsor Lock-Up Agreement will provide for certain permitted transfers, including but not limited to, transfers to certain affiliates or family members, transfers of shares acquired on the open market after the consummation of the Business Combination, subject to certain conditions, or the exercise of certain stock options and warrants.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2023 or the closing of the IPO. The outstanding balance of $179,665 was repaid at the closing of the IPO on May 30, 2023.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

Services and Indemnification Agreement

Commencing on May 24, 2023, the Company entered into an agreement pursuant to which it agreed to pay an aggregate of $27,083 per month to The Venture Collective LLC (“TVC”), an affiliate of one of the Company’s directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. In addition, the Company has agreed that it will indemnify the Sponsor and TVC from any claims arising out of or relating to the IPO or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or TVC alleging any expressed or implied management or endorsement by the Sponsor and/or TVC of any of the Company’s activities or any express or implied association between the Sponsor and/or TVC, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. The services and indemnification agreement also provides that Peter Ondishin and Kevin Shannon cannot access the funds held in the Trust Account.

On March 28, 2024, the Company entered into the First Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024.

On August 9, 2024, the Company entered into the Second Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee.

For the three and nine months ended September 30, 2024, the Company incurred $52,514 and $175,050 for these services, respectively, of which $14,746 was recorded as accrued expenses in the condensed balance sheets. For the three months ended September 30, 2023 and for the period from March 6, 2023 (inception) through September 30, 2023, the company incurred $81,250 and $115,555, respectively, and paid $115,555 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

On August 13, 2024, to document existing and future Working Capital Loans, the Company issued the Note to Michael Blitzer, the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) November 30, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its governing documents (as may be amended by a shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. Mr. Blitzer will have the option, at any time on or prior to the repayment of amounts owed under the Note, to convert up to $1,500,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of September 30, 2024, the Company has an outstanding borrowing of $700,000 under the Note.

Pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, by and among the Company, Michael Blitzer and USARE, the Company has agreed to issue at Closing, $1,250,000 in Stated Value of Series A Preferred Stock to Mr. Blitzer exchange for his forgiveness of 50% of the then-outstanding balance of the Note. In addition, pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, by and between USARE and Mr. Blitzer, USARE issued 122,549 USARE Class A-2 Convertible Preferred Units and a warrant to purchase up to 31,250 USARE Class A Units in exchange for Mr. Blitzer’s promise to forgive, at Closing, the other 50% of the then-outstanding balance of the Note.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

Concurrently with the Closing, New USARE, the Sponsor, and other parties thereto will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, New USARE will agree that, promptly after the Closing Date, it will file with the SEC (at New USARE’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the parties thereto (the “Resale Registration Statement”), and New USARE will use its reasonable best efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof, and in any event within ninety (90) days after the Closing Date. Such holders will be entitled to customary piggyback registration rights and demand registration rights.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 3,300,000 Units to cover over-allotments, if any. On May 30, 2023, simultaneously with the closing of the IPO, the underwriters elected to partially exercise the over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit. The underwriters determined to forfeit the right to purchase the remaining 300,000 Units.

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

Pursuant to the Fee Reduction Agreement, solely in connection with the USARE Business Combination, upon consummation of the Business Combination, CF&CO will accept, in lieu of such Original Deferred Fee: (i) either (at the Company’s option) (A) a cash fee of $4,000,000 or (B) (1) a cash fee of $2,000,000 plus (2) 400,000 shares of New USARE Common Stock, plus (ii) 2.0% of the amount by which the Total Capital Raised (as defined in the Fee Reduction Agreement) exceeds $50,000,000. Additionally, solely if the Company elects to pay the all-cash fee discussed above, CF&CO will forfeit 1,650,000 Private Placement Warrants.

Business Combination Agreement

Refer to Note 1 for details.

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2024 and December 31, 2023, there were no shares of preferred shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2024 and December 31, 2023, there were no shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

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

INFLECTION POINT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

At September 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $269,138,646 and $258,971,518, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. From March 6, 2023 (inception) through September 30, 2024, the Company did not withdraw any dividend earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$269,138,646	$258,971,518

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 7, 2024, the Company filed a Proxy Statement seeking to obtain shareholder approval, among other things, approval of the Extension Proposal—To approve, as a special resolution, an amendment to the Company’s current Amended and Restated Memorandum of Association and Articles of Association (the “Articles”) in the form set forth in Annex A to the accompanying proxy statement, to extend the date by which the Company has to consummate a Business Combination (as defined in the Articles) (the “Extension”) from November 30, 2024 (the “Termination Date”) to August 21, 2025 (as extended, the “Extended Date” and such proposal, the “Extension Proposal”).

On November 4, 2024, the Company filed Proxy Statement supplement to announce the postponement of the scheduled meeting of shareholders to vote to November 18, 2024.

Amendment No. 1 to Business Combination Agreement

On November 12, 2024, the Company and USARE entered into that certain Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment:

(i)  amends Section 2.02(b) and Section 2.03(b)(iii) to provide that in connection with the Business Combination, each USARE Class A Preferred Investor Warrant shall be cancelled and converted into the right to receive a Domesticated Purchaser Series A Preferred Investor Warrant (as defined in the Business Combination Agreement) exercisable for a number of shares of common stock of New USARE equal to the aggregate number of Class A units of USARE that would be issued upon full exercise of such USARE Class A Preferred Investor Warrant; and

(ii) amends Article X to define the term “Expiration Time” with respect to the Member Support Agreement (as defined in the Business Combination Agreement) to mean the earlier of the closing of the Business Combination or the termination of the Business Combination Agreement.

Non-Redemption Agreement

On November 13 and 14, 2024, Inflection Point entered into several non-redemption agreements (the “Non-Redemption Agreements”) with certain counterparties (the “Counterparties”). Pursuant to the Non-Redemption Agreements, each Counterparty agreed not to redeem (or to validly rescind any redemption requests with respect to) certain publicly-held Class A ordinary shares of Inflection Point (“Non-Redeemed Shares”) in connection with the shareholder vote on the Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, Inflection Point granted such Counterparties options to enter into forward purchase agreements (the “Forward Purchase Agreements”) in connection with the closing of the Business Combination (the “Forward Purchase Options”) with respect to Class A ordinary shares of Inflection Point. Pursuant to the Forward Purchase Options, each Counterparty will have the right, but not the obligation, to enter into an over-the-counter Equity Prepaid Forward Transaction (a “Forward Purchase Transaction”) with respect to Class A ordinary shares of Inflection Point in connection with the closing of the Business Combination.

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

Overview

We are a special purpose acquisition company incorporated in the Cayman Islands on March 6, 2023, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination, including the USARE Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, our shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2023 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for our IPO, described below, and subsequent to the IPO, identifying a target company for a Business Combination and activities in connection with the USARE Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $1,510,125, which consists of interest income and dividend income earned on marketable securities held in the Trust Account of $3,427,851 and interest income from bank of $440, partially offset by operating costs of $1,918,166.

For the nine months ended September 30, 2024, we had net income of $7,474,229, which consists of interest income and dividend income earned on marketable securities held in the Trust Account of $10,167,128 and interest income from bank of $4,554, partially offset by operating costs of $2,697,453.

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

Business Combination with USARE

On August 21, 2024 (the “Signing Date”) the Company entered into the USARE Business Combination Agreement by and among the Company, USARE and Merger Sub, pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into USARE (the “Merger”), with USARE continuing as the surviving company and a direct wholly owned subsidiary of the Company. The transactions contemplated by the Business Combination Agreement are referred to herein as the “USARE Business Combination.” The combined company’s business will continue to operate through USARE and its subsidiaries. In connection with the closing of the USARE Business Combination (the “Closing”), the Company will change its name to “USA Rare Earth, Inc.” (such company after the closing of the USARE Business Combination, “New USARE”).

The Domestication

The Company will, subject to obtaining the required shareholder approvals and at least one day prior to the date of the closing of the USARE Business Combination (the “Closing” and the date of the Closing, the “Closing Date”), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). At least one day prior to the Domestication, the Company will provide its public shareholders the opportunity to redeem their Public Shares on the terms and conditions set forth in the USARE Business Combination Agreement and the Company’s governing documents (the “Redemption”).

By virtue of the Domestication and subject to the satisfaction or waiver of the conditions of the USARE Business Combination Agreement, including approval of the Company’s shareholders: (i) immediately prior to the Domestication, pursuant to the Sponsor Support Agreement (as defined below) each of the then issued and outstanding Class B ordinary shares of the Company will convert automatically, on a one-for-one basis, into one (1) Class A ordinary share, par value of $0.0001 per share, of the Company (each a “Class A Ordinary Share”) (the “Sponsor Share Conversion”); and (ii) in connection with the Domestication, (x) each then issued and outstanding Class A Ordinary Share (that was not redeemed pursuant to the Redemption) shall convert automatically, on a one-for-one basis, into one (1) share of common stock, par value $0.0001 per share, of the Company (after the Domestication) (the “New USARE Common Stock”); (y) each of the then issued and outstanding warrants representing the right to purchase one Class A Ordinary Share shall convert automatically into a warrant to acquire one (1) share of New USARE Common Stock (each a “New USARE Warrant”); and (z) each of the then issued and outstanding units of the Company will be cancelled and each holder thereof will be entitled to one share of New USARE Common Stock and one-half (1/2) of one New USARE Warrant.

The Merger and Consideration

Subject to, and in accordance with the terms and conditions of the USARE Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”), (i) each warrant to purchase Class C convertible preferred units of USARE (the “USARE Class C Convertible Preferred Units”) or Class C-1 convertible preferred units of USARE (the “USARE Class C-1 Convertible Preferred Units”) shall automatically be exercised on a cashless basis in full in accordance with its terms and (ii) immediately thereafter, each then-issued and outstanding USARE Class C Convertible Preferred Unit and each then-issued and outstanding USARE Class C-1 Convertible Preferred Unit (including each USARE Class C Convertible Preferred Unit and USARE Class C-1 Convertible Preferred Unit issued upon the automatic exercise described in the preceding clause (i)) shall automatically convert into such number of Class B units of USARE (the “USARE Class B Units”) into which such USARE Class C Convertible Preferred Unit or USARE Class C-1 Convertible Preferred Unit, as applicable, is convertible in connection with the Merger pursuant to USARE’s Sixth Amended and Restated Operating Agreement, as amended (the “USARE OA”).

Subject to, and in accordance with the terms and conditions of the USARE Business Combination Agreement, at the Effective Time:

(i)	each unit of USARE that is owned by the Company, Merger Sub or USARE (in treasury or otherwise) immediately prior to the Effective Time (each an “Excluded Unit”) shall be cancelled and shall cease to exist and no consideration shall be delivered in exchange therefore;

(ii)	each incentive unit (the “USARE Incentive Units”) that is issued and outstanding immediately prior to the Effective Time (other than Excluded Units) shall, by virtue of the occurrence of the Merger, (x) to the extent the holder of such USARE Incentive Unit is continuously employed by or providing services to USARE from the Signing Date through the Effective Time, be automatically deemed to be fully vested, (y) regardless of such employment or service status, be automatically deemed exchanged or converted (on a cashless basis) into a fraction of one Class A unit of USARE (the “USARE Class A Units”) in accordance with the terms of such USARE Incentive Unit, the USARE OA and the Second Amended and Restated USA Rare Earth, LLC Incentive Plan and each USARE Class A Unit issued or issuable upon such deemed exchange or conversion shall be treated as being issued and outstanding immediately prior to the Effective Time;

(iii)	each warrant to purchase units of USARE (excluding the USARE Class A Preferred Investor Warrants (as defined below)) (the “USARE Warrants”) that is outstanding and unexercised immediately prior to the Effective Time shall, by virtue of the occurrence of the Merger, automatically be exercised or deemed exercised on a cashless basis in full in accordance with its terms immediately prior to the Effective Time, and each USARE Class A Unit or USARE Class B Unit issued or issuable upon such exercise shall be treated as being issued and outstanding immediately prior to the Effective Time;

(iv)	each USARE Class A Unit that is issued and outstanding immediately prior to the Effective Time (including all USARE Class A Units outstanding or deemed outstanding (a) upon the deemed exchange or conversion of the USARE Incentive Units and (b) upon the deemed exercise of the USARE Warrants, but excluding the Excluded Units) shall be cancelled and converted into the right to receive a number of shares of New USARE Common Stock equal to the Exchange Ratio (as defined below) (the “Per Unit Base Consideration”) and the right to receive, subject to the vesting conditions described below, a number of shares of New USARE Common Stock equal to the Earn-out Exchange Ratio (as defined below) (the “Per Unit Earn-out Consideration”);

(v)	each USARE Class B Unit that is issued and outstanding immediately prior to the Effective Time (including all USARE Class B Units outstanding or deemed outstanding upon the deemed exercise of the USARE Warrants, but excluding the Excluded Units) shall be cancelled and converted into the right to receive the Per Unit Base Consideration and the Per Unit Earn-out Consideration;

(vi)	each Class A-1 convertible preferred unit of USARE (the “USARE Class A-1 Convertible Preferred Units”) and each Class A-2 convertible preferred unit of USARE (the “USARE Class A-2 Convertible Preferred Units,” and together with the USARE Class A-1 Convertible Preferred Units, the “USARE Class A Convertible Preferred Units”) that is issued and outstanding immediately prior to the Effective Time (other than Excluded Units) shall be cancelled and converted into the right to receive one share of Series A Preferred Stock (as defined below); and

(vii)	each USARE Class A Preferred Investor Warrant (as defined below) shall be cancelled and converted into the right to receive a Series A Preferred Investor Warrant (as defined below) exercisable for a number of shares of New USARE Common Stock equal to the aggregate number of USARE Class A Units that would be issued upon full exercise of such USARE Class A Preferred Investor Warrant (as defined below).

Pursuant to the USARE Business Combination Agreement, the aggregate consideration to be paid in, or in connection with, the Merger in respect of the outstanding equity securities of USARE (excluding the USARE Class A Convertible Preferred Units and the USARE Class A Preferred Investor Warrants (as defined below)) will be (A) (i) the number of shares of New USARE Common Stock equal to the quotient of (a) (i) the $800,000,000 minus (ii) the aggregate indebtedness of USARE and its direct and indirect subsidiaries as of immediately prior to the Effective Time (subject to certain exceptions) divided by (b) the amount equal to the price at which each Public Share may be redeemed pursuant to the Redemption in connection with the Domestication (collectively, the “Aggregate Base Consideration”) plus (B) subject to the vesting and forfeiture effects of the Earn-out Exchange Ratio described below, up to 10,000,000 shares of New USARE Common Stock (the “Aggregate Earn-out Consideration”). The Aggregate Earn-out Consideration is subject to certain customary adjustments as described in the USARE Business Combination Agreement. The “Exchange Ratio” shall be equal to the quotient of (A) the Aggregate Base Consideration divided by the sum (without duplication) of the aggregate number of (i) USARE Class A Units that are issued and outstanding immediately prior to the Effective Time, (ii) USARE Class B Units that are issued and outstanding immediately prior to the Effective Time (including all USARE Class B Units issued upon conversion of all outstanding USARE Class C Convertible Preferred Units and USARE Class C-1 Convertible Preferred Units), (iii) all USARE Class A Units and USARE Class B Units issuable upon full exercise of all issued and outstanding USARE Warrants (calculated using the treasury method of accounting on a cashless exercise basis) and (iv) all USARE Class A Units and USARE Class B Units issuable upon full exercise, exchange or conversion of all issued and outstanding USARE Incentive Units (calculated using the treasury method of accounting on a cashless exercise basis) (such sum, the “USARE Fully Diluted Capital”).

The “Earn-out Exchange Ratio” shall be equal to the quotient of (A) the Aggregate Earn-out Consideration divided by (B) the USARE Fully Diluted Capital. 50% of the Aggregate Earn-out Consideration shall vest and be issued if, during the five year period beginning on the first anniversary of the Closing Date (the “Earnout Period”) the closing sale price of one share of New USARE Common Stock as reported on the national securities exchange on which such shares are then listed is greater than or equal to $15.00 for a period of at least twenty out of thirty consecutive Trading Days (as defined in the Business Combination Agreement). The remaining 50% of the Aggregate Earn-out Consideration shall vest and be issued if, during the Earnout Period, the closing sale price of one share of New USARE Common Stock as reported on the national securities exchange on which such shares are then listed is greater than or equal to $20.00 for a period of at least twenty out of thirty consecutive trading days. The Aggregate Earn-out Consideration may also vest upon a Change of Control (as defined in the USARE Business Combination Agreement) pursuant to which New USARE or its shareholders have the right to receive consideration if the implied value per share of New USARE Common Stock is equal to or above such price targets, with the amount of such consideration dependent upon the implied per share value reaching the thresholds discussed above).

In connection with the Closing:

i.	USARE and New USARE will enter into a Seventh Amended and Restated Limited Liability Company Operating Agreement of USARE, to, among other things, admit New USARE as the managing member of USARE; and

ii.	The Company will file with the Secretary of State of the State of Delaware a Certificate of Designations of Preferences, Rights and Limitations of 12% Series A Cumulative Convertible Preferred Stock Series A Preferred Stock (the “Series A Preferred Stock Certificate of Designation”) which sets forth the rights, preferences and privileges of the Series A Preferred Stock (as defined below).

Series A Preferred Stock Investment

In connection with the transactions contemplated by the USARE Business Combination Agreement, on the Signing Date, the Company, USARE and Inflection Point Fund I, LP, an accredited investor that is an affiliate of the Company and the Sponsor (the “Series A Preferred Stock Investor”) entered into a Securities Purchase Agreement (the “Series A SPA”). Pursuant to the Series A SPA, the Series A Preferred Stock Investor has agreed, among other things, to purchase, at Closing, shares of New USARE’s 12% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation (such stock the “Series A Preferred Stock”) and a warrant to purchase a number of shares of New USARE Common Stock equal to the amount of shares into which such shares of New USARE Common Stock underlying the Series A Preferred Stock are initially convertible (a “Series A Preferred Investor Warrant”), for an aggregate purchase price of $9,117,648 (the “Series A Preferred Stock Investment”). Each share of Series A Preferred Stock will have a stated value of $12.00 (the “Stated Value”).

In addition, pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, by and among the Company, Michael Blitzer (the Company’s Chairman and Chief Executive Officer) and USARE, the Company has agreed to issue at Closing, $1,250,000 in Stated Value of Series A Preferred Stock to Mr. Blitzer exchange for his forgiveness of 50% of the then-outstanding balance of the convertible promissory note issued to him by the Company on August 13, 2024 (the “Note”). This Securities Purchase Agreement is in substantially the form of the Series A SPA, subject to appropriate changes to reflect that (i) the consideration to be paid by Mr. Blitzer is his forgiveness of 50% of the then-outstanding balance of the convertible promissory note issued to him by the Company on August 13, 2024 and (ii) Mr. Blitzer will not receive a Series A Preferred Investor Warrant.

Sponsor Support Agreement

Concurrently with the execution of the USARE Business Combination Agreement, the Sponsor, the Company and USARE entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor has agreed to (i) vote to adopt and approve the USARE Business Combination Agreement and the other documents contemplated therein and the transactions contemplated therein and (ii) forfeit 60,000 New USARE Warrants for every $1,000,000 by which (x) the gross proceeds at the closing of the USARE Business Combination from the Trust Account (after giving effect to the Redemption plus (y) the gross proceeds from the Class A Preferred Unit Investment (as defined in the UASRE Business Combination Agreement), the Series A Preferred Stock Investment and any PIPE Investment (as defined in the USARE Business Combination Agreement) are below $50,000,000, up to a maximum of 1,500,000 New USARE Warrants forfeited.

Member Support Agreement

Concurrently with the execution of the USARE Business Combination Agreement, the Company, entered into a member support agreement (the “Member Support Agreement”) with USARE and certain members of USARE (the “Supporting USARE Members”) pursuant to which each such Supporting USARE Members have agreed to, among other things, support and vote in favor of the USARE Business Combination Agreement, and the transactions contemplated therein (including the Merger).

Fee Reduction Agreement

Pursuant to that certain Underwriting Agreement between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (“CF&CO”), dated May 24, 2023 (as it may be amended from time to time, the “Underwriting Agreement”), the Company previously agreed to pay to CF&CO an aggregate cash amount of $13,100,000 as “deferred underwriting commissions” (the “Original Deferred Fee”) upon the consummation of an initial business combination, as contemplated by the final prospectus of the Company, filed with the SEC (File No. 333- 271128), and dated May 24, 2024. Solely in connection with the USARE Business Combination, the Company, CF&CO and USARE have entered into that certain fee reduction agreement, dated as of August 20, 2024 (the “Fee Reduction Agreement”), pursuant to which, upon consummation of the USARE Business Combination, CF&CO will accept, in lieu of such Original Deferred Fee: (i) either (at the Company’s option) (A) a cash fee of $4,000,000 or (B) (1) a cash fee of $2,000,000 plus (2) 400,000 shares of New USARE Common Stock, plus (ii) 2.0% of the amount by which the Total Capital Raised (as defined in the Fee Reduction Agreement) exceeds $50,000,000. Additionally, solely if the Company elects to pay the all-cash fee discussed above, CF&CO will forfeit 1,650,000 Private Placement Warrants.

For additional information regarding the USARE Business Combination see the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024.

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

For the nine months ended September 30, 2024, cash used in operating activities was $759,464. Net income of $7,474,229 was affected by dividend income earned on marketable securities held in the Trust Account of $10,167,128. Changes in operating assets and liabilities provided $1,933,435 of cash for operating activities.

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

As of September 30, 2024, we had marketable securities held in the Trust Account of $269,138,646 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $141,201. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $27,083 per month (the “Monthly Fee”) to The Venture Collective LLC (“TVC”), an affiliate of one of our directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. On March 28, 2024, we entered into the Amendment to the Services and Indemnification Agreement, pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee. For the three and nine months ended September 30, 2024, the Company incurred $52,514 and $175,050 for these services, respectively, of which $14,746 was recorded as accrued expenses in the condensed balance sheets. For the three months ended September 30, 2023 and for the period from March 6, 2023 (inception) through September 30, 2023, the company incurred $81,250 and $115,555, respectively, and paid $115,555 for these services.

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

On August 13, 2024, to document existing and future Working Capital Loans, the Company issued the Note to Michael Blitzer, the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) November 30, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its governing documents (as may be amended by a shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. Mr. Blitzer will have the option, at any time on or prior to the repayment of amounts owed under the Note, to convert up to $1,500,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of September 30, 2024, the Company has an outstanding borrowing of $700,000 under the Note.

Pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, by and among the Company, Michael Blitzer and USARE, the Company has agreed to issue at Closing, $1,250,000 in Stated Value of Series A Preferred Stock to Mr. Blitzer exchange for his forgiveness of 50% of the then-outstanding balance of the Note. In addition, pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, by and between USARE and Mr. Blitzer, USARE issued 122,549 USARE Class A-2 Convertible Preferred Units and a warrant to purchase up to 31,250 USARE Class A Units in exchange for Mr. Blitzer’s promise to forgive, at the closing of the Proposed Business Combination, the other 50% of the then-outstanding balance of the Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $27,083 per month to TVC, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. We began incurring such fees on May 24, 2023, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or our liquidation. On March 28, 2024, we entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee.

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

Pursuant to the Fee Reduction Agreement, solely in connection with the USARE Business Combination, upon consummation of the USARE Business Combination, CF&CO will accept, in lieu of such Original Deferred Fee: (i) either (at the Company’s option) (A) a cash fee of $4,000,000 or (B) (1) a cash fee of $2,000,000 plus (2) 400,000 shares of New USARE Common Stock, plus (ii) 2.0% of the amount by which the Total Capital Raised (as defined in the Fee Reduction Agreement) exceeds $50,000,000. Additionally, solely if the Company elects to pay the all-cash fee discussed above, CF&CO will forfeit 1,650,000 Placement Warrants.

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2023, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founders Shares to the Sponsor. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 Founder Shares. The Founder Shares included an aggregate of 825,000 shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2023, 75,000 Founder Shares were forfeited resulting in the Sponsor holding 6,250,000 Founder Shares. The remaining Founder Shares are no longer subject to forfeiture. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On May 30, 2023, we consummated the IPO of 25,000,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-271128). The SEC declared the registration statement effective on May 24, 2023.

Simultaneously with the closing of the IPO, the Sponsor and CF&CO., the representative of the underwriters, purchased an aggregate of 7,650,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $7,650,000 in the aggregate, in a private placement. Of those 7,650,000 Private Placement Warrants, the Sponsor purchased 6,000,000 Private Placement Warrants and CF&CO purchased 1,650,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales

We incurred transaction costs amounting to $18,361,877 consisting of $4,400,000 of cash underwriting discount, $13,100,000 of deferred underwriting fees, and $861,877 of other offering costs.

After deducting the underwriting fees (excluding the deferred portion of $13,100,000, which amount will be payable upon consummation of our initial Business Combination, if consummated (subject to the terms of the Fee Reduction Agreement)) and the offering expenses, the total net proceeds from the IPO and the private placement was $252,592,838, of which $251,250,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of August 21, 2024, by and among Inflection Point Acquisition Corp. II, IPXX Merger Sub, LLC and USA Rare Earth, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-41711), filed with the SEC on August 22, 2024).
10.1	Sponsor Support Agreement, dated August 21, 2024, by and among and Inflection Point Holdings II LLC, Inflection Point Acquisition Corp. II and USA Rare Earth, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41711), filed with the SEC on August 22, 2024).
10.2	Form of Member Support Agreement, by and among Inflection Point Holdings II LLC, certain members party thereto and USA Rare Earth, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41711), filed with the SEC on August 22, 2024).
10.3	Form of Securities Purchase Agreement, by and among Inflection Point Acquisition Corp. II, USA Rare Earth, LLC and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41711), filed with the SEC on August 22, 2024).
10.4	Fee Reduction Agreement, dated as of August 20, 2024, by and among Inflection Point Acquisition Corp. II, Cantor Fitzgerald & Co. and USA Rare Earth, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-41711), filed with the SEC on August 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. II

Date: November 14, 2024	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)