Form 10-K
period 2024-12-31
USA Rare Earth, Inc.
filed 2025-03-31
CIK 1970622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 001-41711

USA Rare Earth, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1720278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 W Airport Road
Stillwater, Oklahoma	74075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 867-6155

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, par value $0.0001 per share	USAR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock, each at an exercise price of $11.50 per share	USARW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of Inflection Point Acquisition Corp. II (“Inflection Point”), predecessor of the Registrant, on June 28, 2024 (the last business day of the second fiscal quarter of the prior fiscal year), based on the closing price of $10.60 for shares of Inflection Point’s Class A ordinary shares, was approximately $265,000,000.00. As of June 30, 2024, the Registrant’s common stock was not publicly traded.

As of March 28, 2025, the Registrant had 81,952,420 shares of common stock, par value $0.0001 per share and 5,233,384 shares of 12.0% Series A Cumulative Convertible Preferred Stock, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

USA Rare Earth, Inc. (“New USARE”) (formerly known as Inflection Point Acquisition Corp. II (“Inflection Point”)) was a blank check company originally incorporated on March 6, 2023 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On May 30, 2023, Inflection Point consummated an initial public offering, after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”). On August 21, 2024, Inflection Point entered into that certain business combination agreement (as amended, the “Business Combination Agreement”) by and among Inflection Point, USA Rare Earth, LLC, a Delaware limited liability company (“USARE OpCo”) and IPXX Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Inflection Point (“Merger Sub”), pursuant to which, (1) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) and following the Domestication (as defined below), Merger Sub merged with and into USARE OpCo (the “Merger”), with USARE OpCo surviving as a wholly-owned subsidiary of New USARE, pursuant to the terms and subject to the conditions set forth in the Business Combination Agreement, resulting in a combined company whereby New USARE became the manager of USARE OpCo, and substantially all of the assets and the business of the combined company are held and operated by USARE OpCo and its subsidiaries, as more fully described in the final prospectus and definitive proxy statement of Inflection Point, dated February 14, 2025 File No. 333-283181 (the “Proxy Statement/Prospectus”), which was filed with the Securities and Exchange Commission (the “SEC”); (2) Inflection Point domesticated (the “Domestication”) as a Delaware corporation in accordance with the Delaware General Corporation Law (“DGCL”), the Companies Act (As Revised) of the Cayman Islands and the amended and restated memorandum and articles of association of Inflection Point, and (3) the other transactions contemplated by the Business Combination Agreement and documents related thereto were consummated (such transactions, together with the Merger and the Domestication, the “Business Combination”).

On March 12, 2025, as contemplated by the Business Combination Agreement, Inflection Point completed the Domestication by filing a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filing a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which Inflection Point was domesticated and continued as a Delaware corporation, changing its name to “USA Rare Earth, Inc.” As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding Class A ordinary shares of Inflection Point automatically converted, on a one-for-one basis, into a share of our common stock, par value $0.0001 per share (“Common Stock”); (2) each of the then issued and outstanding warrants to purchase Class A ordinary shares of Inflection Point automatically became a warrant exercisable for one share of our Common Stock on the same terms as the pre-Domestication warrants (the “New USARE Warrants”); and (3) each unit of Inflection Point issued and outstanding as of immediately prior to the Domestication was automatically canceled and each holder received one share of Common Stock and one-half of one New USARE Warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants, with any fractional New USARE Warrants to be issued in connection with such separation rounded down to the nearest whole warrant.

On March 13, 2025 (the “Closing Date”), we consummated the Business Combination and USARE OpCo became a direct wholly owned subsidiary of New USARE. On March 14, 2025, our shares of Common Stock and New USARE Warrants to purchase shares of Common Stock at an exercise price of $11.50 per share began trading on Nasdaq under the symbols, “USAR” and “USARW,” respectively.

As a result of the Business Combination, we are a holding company, all of whose assets are held directly or indirectly by, and all of whose operations are conducted through, USARE OpCo and whose only direct asset consists of equity ownership of USARE OpCo. As the manager of USARE OpCo, we have all management powers over, and full control of, the business of USARE OpCo, including the power to take all action we deem necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of USARE OpCo set forth in its operating agreement (the “A&R Operating Agreement”).

Unless otherwise indicated, the historical financial information included in this annual report on Form 10-K (this “Annual Report”), including the audited financial statements and the notes thereto in Part II. Item 8 and the information in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are that of Inflection Point prior to the consummation of the Business Combination. The audited consolidated financial statements of USARE OpCo as of and for the years ended December 31, 2024 and 2023 were included in the Company’s Current Report on Form 8-K, which was filed with the SEC on March 19, 2025.

The Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP and not as a business combination. Under this method of accounting, Inflection Point will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of USARE OpCo issuing stock for the net assets of Inflection Point, accompanied by a recapitalization. Upon the completion of the Business Combination, substantially all of the assets and business of the combined company are held and operated by USARE OpCo and its subsidiaries. USARE OpCo has been determined to be the predecessor to the combined entity. Accordingly, in future reporting periods, our financial statements will be prepared on a consolidated basis with the financial statements of USARE OpCo beginning on the Closing Date and will represent a continuation of the financial statements of USARE OpCo.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “USARE,” “USA Rare Earth, Inc.,” “we,” “us,” or “our” refer to the business of USARE OpCo and its subsidiaries prior to the Closing and to the business of New USARE and its subsidiaries, including USARE OpCo, following the Closing.

References to a year refer to our fiscal years ended on December 31 of the specified year.

Certain monetary amounts, percentages and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

MARKET AND INDUSTRY DATA

Information contained in this Annual Report concerning the market and the industry in which New USARE competes, including its market position, general expectations of market opportunity, size and growth rates, is based on information from various third-party sources, on assumptions made by New USARE based on such sources and New USARE’s knowledge of the markets for its services and solutions. This information and any estimates provided herein involve numerous assumptions and limitations, and you are cautioned not to give undue weight to such information. Third-party sources generally state that the information contained in such source has been obtained from sources believed to be reliable but that there can be no assurance as to the accuracy or completeness of such information. New USARE has not independently verified this third-party information. The industry in which New USARE operates is subject to a high degree of uncertainty and risk. As a result, the estimates and market and industry information provided in this Annual Report are subject to change based on various factors, including those described in the sections of this Annual Report entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors — Risks Related to Our Business and Industry” and elsewhere in this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for New USARE’s businesses. These statements are based on the beliefs and assumptions of the management of New USARE. Although New USARE believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, New USARE cannot assure you that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “seek”, “should”, “strive”, “target”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report and in any document incorporated by reference in this Annual Report include:

●	the ability to realize the benefits expected from the Business Combination;

●	the ability to maintain the listing of the Common Stock and the New USARE Warrants on Nasdaq;

●	the ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

●	the future financial performance of New USARE;

●	New USARE’s ability to retain or recruit, or to effect changes required in, their respective officers, key employees or directors;

●	New USARE’s ability to comply with laws and regulations applicable to its business; and

●	expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Annual Report and New USARE’s management team’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of New USARE and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing New USARE’s management team’s views as of any subsequent date. New USARE does not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

●	the fact that New USARE has no history in commercial operations which limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans;

●	that New USARE has generated negative operating cash flows and may experience negative cash flow from operations in the future and that New USARE may not be able to generate positive cashflow from its expected future business operations;

●	there may be time delays, unforeseen expenses, increased capital costs, and other complications;

●	the magnet production business is subject to the availability of rare earth element (“REE”) oxide and metal feedstock;

●	fluctuations in demand for, and prices of, Neodymium Iron Boron (“NdFeB or neo”) magnets, magnet materials, and necessary feedstock;

●	inability to convert current commercial discussions and/or memorandums of understanding with customers into definitive contracts;

●	the growth of existing and emerging uses for neo magnets;

●	changes in the global supply of neo magnets;

●	the Round Top Project (as defined below) is at the exploration stage and may not develop into a producing mine;

●	operating in a highly competitive industry;

●	changes in China’s or the United States’ political environment and policies;

●	inability to obtain sufficient capital or other resources necessary to provide for such production;

●	any failure by management to manage growth properly could negatively impact our business.

●	power or other utility disruption or shortage;

●	increasing costs, including rising electricity and other utility costs, or limited access to raw materials;

●	fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport;

●	any inability to meet individual customer specifications;

●	diminished access to water;

●	work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers;

●	failure to retain key personnel or attract additional qualified personnel;

●	failure to comply with certain agreements with government entities that have provided us with certain incentives and favorable financing;

●	inability to access debt or equity capital when necessary or advisable;

●	impacts of force majeure events;

●	failure to develop and maintain relationships with local communities and stakeholders;

●	extensive and costly environmental requirements;

●	the need to obtain and sustain governmental permits and approvals;

●	failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations;

●	costs of compliance with environmental, health and safety regulations;

●	the impacts of climate change;

●	possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims;

●	any infringement of the intellectual property rights of third parties;

●	failure to adequately protect intellectual property rights;

●	issues with information technology systems, including cyber threats, disruption, damage and failure; and

●	use of resources and management attention related to the requirements of being a public company in the United States.

v

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or New USARE Warrants and result in a loss of all or a portion of your investment:

Risks Related to Our Business and Industry

●	The Stillwater Facility is under development and is not yet completed, we have not commenced producing and selling neo magnets, and we have no history in commercial operations and the lack of commercial operations limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.

●	We may not be able to generate positive cashflow from our expected future business operations. Our long-term success will depend on implementing the business strategy and operational plan of the Company, as well as our ability to generate revenues, achieve and maintain profitability and develop positive cash flows from our magnet production.

●	We may experience time delays, unforeseen expenses, increased capital costs, and other complications while developing our Projects, these could delay the start of revenue-generating activities and increase development costs.

●	Until our Round Top Project is capable of satisfying our feedstock needs, if ever, our business is subject to the availability of rare earth oxide and metal feedstock, in quantities and prices that allow us to develop and commercially operate its Stillwater Facility.

●	We may be adversely affected by fluctuations in demand for, and prices of, neo magnets, magnet materials, and necessary feedstock.

●	We may not be able to convert current commercial discussions and/or memorandums of understanding with customers for the sale of our neo magnets and other products into definitive contracts, which may have a negative effect on our business.

●	The success of our business will depend, in part, on the growth of existing and emerging uses for neo magnets.

●	An increase in the global supply of neo magnets or, dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.

●	The Round Top Project is at the exploration stage and we have not commenced construction or commission of the mine nor related facilities, and the development of the Round Top Project into a producing mine is subject to a variety of risks, any number of which may cause the development of the Round Top Project into a producing mine to not occur, be delayed, or not result in the commercial extraction of minerals.

●	We operate in a highly competitive industry in a high demand and growth environment and additional manufacturing, refining and mining competitors could result in a reduction in revenue.

●	Changes in China’s or the United States’ political environment and policies, including changes in export/import policy may adversely affect our business.

●	The production of neo magnets is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or other resources necessary to provide for such production, it could negatively impact our business.

●	The amount of capital required for completion and build-out of the Company’s Projects may increase materially from our current estimates, and we expect to raise further funds through equity or debt financing, joint ventures, production sharing arrangements or other means. Consequently, we depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

●	A power, water, or other utility disruption or shortage at our Projects could temporarily delay operations and increase costs, which may negatively impact our business.

●	Increasing costs, including rising electricity and other utility costs, or limited access to raw materials may adversely affect our profitability.

●	We will need to produce our products to exacting specifications in order to provide future customers with a consistently high-quality product. An inability to meet individual customer specifications would negatively impact our business.

●	Diminished access to water may adversely affect our operations.

●	Work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers could significantly disrupt our operations and reduce our revenues.

●	We depend on key personnel for the success of our business. If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our desired level of growth and our business could suffer.

●	We are subject to certain agreements with government entities that have provided us with certain incentives and favorable financing and contain conditions and obligations, including local investment, job creation, and repayment terms, that, if not complied with, could negatively impact our business or require us to repay that financing or lose access to those incentives.

●	The holders of our preferred stock have certain approval rights over actions taken by the Company, including related to incurring debt. If we are unable to secure those approvals or do so in a timely manner, we may fail to access debt capital when otherwise necessary or advisable.

●	Since its inception, the Company has generated negative operating cash flows and we may experience negative cash flow from operations in the future. Our consolidated financial statements have been prepared on a going concern basis.

Risks Related to Legal, Compliance, and Regulations

●	Our operations at our Projects are subject, or may become subject, to extensive and costly environmental and other requirements; and current and future laws, regulations and permits impose or may impose significant costs, liabilities or obligations or could limit or prevent our ability to continue our current operations or to undertake new operations.

●	We will be required to obtain and sustain governmental permits and approvals to develop and operate the Projects, a process which is often costly and time-consuming. Failure to obtain or retain any necessary permits or approvals for our planned operations may negatively impact our business.

Risks Related to Intellectual Property and Technology

●	If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.

●	We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

●	We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure. Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation. Further, a failure of our information technology and data security infrastructure could adversely affect our business and operations.

Risks Related to our Securities

●	The Certificate of Designation for our Series A Cumulative Convertible Preferred Stock and the Series A Preferred Investor Warrants each contain “full ratchet” anti-dilution provisions and a VWAP adjustment provision applicable to the conversion price and exercise price, respectively, which result in a greater number of shares of Common Stock being issued upon conversions or exercises than if the conversions or exercises were effected at the conversion price or exercise price in effect currently.

●	The requirements of being a public company in the U.S., may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that result from being a public company in the U.S. may be greater than we anticipate.

●	Our certificate of incorporation provides, subject to limited exceptions, that the courts of the State of Delaware are the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	There is no guarantee that the New USARE Warrants will ever be in the money, and they may expire worthless.

●	Your unexpired New USARE Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby making your New USARE Warrants worthless.

●	The New USARE Warrants and Series A Preferred Investor Warrants may have an adverse effect on the market price of the Common Stock.

PART I

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company”, “USARE,” “we”, “us”, “our”, and other similar terms refer to USARE and its subsidiaries prior to the consummation of the Business Combination and refer to New USARE and its subsidiaries immediately following the consummation of the Business Combination.

Item 1. Business.

Overview

USARE is a company whose mission is to establish a domestic rare earth magnet supply chain that supports the future state of energy, mobility, and national security in the United States. USARE is developing a rare earth sintered neo magnet (“neo magnet”) manufacturing plant in Stillwater, Oklahoma, and intends to establish domestic rare earth and critical minerals supply, extraction, and processing capabilities to both supply its magnet manufacturing plant and market surplus materials to third-parties. Rare earth magnets are critical to various business sectors and industries, including the defense, automotive, aviation, industrial, medical and consumer electronics industries, among others. USARE is planning to take a broad approach to the industries it serves with the intention of providing high quality sintered neo magnets to a variety of industries and customers. The Company’s intention is to take a structured approach to building out its supply chain to supply feedstock to its magnet facility. While our vision is to ultimately vertically integrate our operations, we will be evaluating each stage of the magnet supply chain to find the optimal approach to maximizing value from mine to magnet. USARE controls rights to a deposit of rare earths, the Round Top Deposit (as defined below), in West Texas. While this deposit could potentially provide significant value to USARE and its operations over the long term, USARE initially will be focused on partnering with ex-China suppliers and building or buying the capabilities we need to profitably manufacture high quality neo magnets in the United States. USARE’s long-term approach — from sourcing rare earths, in addition to other critical minerals such as gallium, to producing finished neo magnets — assists in strengthening the United States’ control over critical supply chains such as the supply of rare earth minerals and magnets and thus reducing domestic reliance on foreign, particularly Chinese, imports. USARE’s focus on developing domestic rare earth production aligns with national priorities, offering the future potential of a sustainable and secure domestic supply of materials critical to key industries.

History of USARE

USA Rare Earth, LLC, a Delaware limited liability company, was organized in Delaware in 2019. In connection with the Company’s organization a member of the Company contributed its rights related to Round Top to the Company.

In May 2021 the Company completed the acquisition of 80% of the equity interests of Round Top Mountain Development LLC (“RTMD”) pursuant to a contribution agreement with the Company, Texas Mineral Resource Corp. (“TMRC”) and RTMD whereby TMRC and the Company contributed their respective rights and interests in and to Round Top to RTMD. Concurrently, the Company, TMRC and RTMD entered into a limited liability company agreement of RTMD. As of December 31, 2024, USA Rare Earth, LLC is the owner of approximately 81% of the equity interests in RTMD.

On the Closing Date, we consummated the Business Combination and Inflection Point Acquisition Corp. II was renamed “USA Rare Earth, Inc.” As a result of the Business Combination, we are a holding company, all of whose assets are held directly or indirectly by, and all of whose operations are conducted through, USARE OpCo and whose only direct asset consists of equity ownership of USARE OpCo. As the manager of USARE OpCo, we have all management powers over, and full control of, the business of USARE OpCo, including the power to take all action we deem necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of USARE OpCo set forth in its A&R Operating Agreement

USARE OpCo is the sole owner of USARE Rare Earth Magnets, LLC, a Delaware limited liability company (“Magnet Sub”), which owns, directly or indirectly, the Company’s magnet equipment and real estate in Stillwater, Oklahoma comprising the Stillwater Facility.

USARE’s Facilities

Stillwater, Oklahoma Magnet Manufacturing Facility

Magnet Production. The Company’s magnet production facility is located in Stillwater, Oklahoma (the “Stillwater Facility”). The Stillwater Facility is an industrial facility of approximately 310,000 square feet that was built in 1984, with an addition being added in 1988. The Stillwater Facility sits on an approximately 40-acre parcel that is serviced by municipal utilities. The facility, as currently constructed, will allow for the buildout of up to 4,800 tpa nameplate capacity within the current facility. The large lot surrounding the facility can also provide the space to build on new manufacturing capacity or capabilities in the future. USARE purchased the Stillwater Facility in 2022 and has contributed significant capital into the facility to date, including initial acquisition costs, structural improvements, renovations, the purchase of magnet production equipment, and purchase and installation of lab equipment for the Company’s in-house Innovations Lab (the “Lab”).

The Stillwater Facility contains magnet production equipment, which the Company owns outright. The Company engaged a third-party team with experience utilizing the equipment as independent consultants to assist in the initial installation and testing of the equipment. The Company believes that this equipment, supported by a third-party team who has run it successfully in the past, could help the Company rapidly commission the facility once completed. The Company has ordered the remaining finishing equipment and has begun to build out the infrastructure it needs at the facility to support commercial production with the intention of commissioning the facility in 2026

In connection with the completion of the Stillwater Facility, the Company is developing its Lab to support the Company’s magnet production capabilities and accompanying required assessment of finished product for satisfaction of customer specifications and requirements. On March 31, 2025 the Company announced it has commissioned its Lab and will begin prototyping permanent neo magnets for its customers in the second quarter of 2025. The Lab will further support our objective of completing the first phase of the Stillwater Facility to allow for the initial commercial production of neo magnets in 2026. For phase 1, we are targeting 1,200 tpa of nameplate capacity, which will require significant additional expenditures. We intend to add future capacity in multiple phases over the next few years to ultimately achieve 4,800 tpa nameplate capacity. The speed of that buildout will be based on future customer demand and market conditions. Our plan to sell to a diverse set of customers across a variety of industries is expected to be a differentiator in the market. We also believe that our focus in developing strong, in-house lab capabilities to develop new intellectual property ourselves, as well as together with our customers, to potentially improve magnet technology, will provide a powerful incentive for customers to work with us in the coming years.

Corporate Offices. The Company’s corporate offices are also located at the Stillwater Facility at 100 W Airport Road, Stillwater, Oklahoma 74075. From this location, the Company manages its overarching business strategy, investor relations, and the development of partnerships with key stakeholders in both the public and private sectors. Oklahoma provides access to a skilled workforce and a business-friendly environment.

Colorado Mining Research Facility

The Company’s Wheat Ridge, Colorado facility (the “Colorado Facility”) is the central hub for the Company’s research activities focused on rare earth and critical minerals extraction and separation as well as advanced processing technologies. The Colorado Facility is not a production facility, but rather develops and refines the technologies that, with success, would be applied at the Company’s Round Top Project. The current focus of the Colorado Facility’s research is the development of separation processes to minimize the use of organic solvents, intended to result in a lower waste profile as compared to alternative separation methods.

The Colorado Facility’s work is critical in creating new methods for separating and processing rare earths in a way that is both cost-effective and environmentally sustainable. These efforts have been ongoing, and the facility has successfully separated a number of rare earths, including dysprosium and terbium, among others, from its Round Top Deposit to date. These efforts support the Company’s commitment to domestic rare earth production and the long-term stability of the United States’ rare earth supply chain.

The Colorado Facility comprises two leased buildings adjacent to each other. The Company renewed its leases on both buildings in February 2025 with both leases expiring in the first quarter of 2028. As further discussed below, the Company holds a radioactive equipment registration issued for the benefit of its Colorado Facility.

Round Top Mountain

Overview. USARE controls the mining rights to Round Top Mountain, which is an above-ground mineral deposit near Sierra Blanca, Texas that contains a large deposit of rare earths, including both light and heavy rare earths, such as neodymium, dysprosium, and terbium, as well as other critical minerals such as gallium, beryllium and lithium among others (such deposits, collectively, the “Round Top Deposit”, and USARE’s development there, the “Round Top Project,” and together with the Stillwater Facility, the “Projects”). One of the most significant aspects of the Round Top Deposit is its deposit of heavy rare earths, which are particularly scarce but critical for the production of high-performance neo magnets. The presence of heavy rare earths in great quantities could become a significant competitive advantage to USARE, and value creator, as heavy rare earths such as dysprosium and terbium are critical to magnet production and tend to be of much higher value in commodity markets due to their rare nature. In contrast to light rare earths, such as those found at Mountain Top in California, heavy rare earths are, in general, significantly harder to source and are primarily mined in China, underscoring the importance of establishing Round Top Deposit as a critical domestic supply of rare earth and critical mineral feedstock. In addition to rare earths, the Round Top Deposit also contains a large deposit of gallium, a critical mineral for semiconductor, computer chip and some military technologies, among others, that were recently banned for export to the United States by China. China is the source of approximately 98% of primary gallium according to a January 2023 USGS Mineral Commodity Summary on gallium. In addition, the deposit holds beryllium, which is used in a variety of technologies from x-rays and MRIs to military radar and nuclear power. Finally, the Round Top Deposit holds lithium, a critical material for battery production, making it a dual-source project that supports the electrification of vehicles, production of renewable energy technologies, and defense technologies, among other critical industries. Rare earth oxide is a necessary component in producing NdFeB alloy used to produce neo magnets.

Round Top Mountain is approximately eight miles southeast of Sierra Blanca, Texas. Sierra Blanca, the county seat of Hudspeth County, is itself approximately 85 miles southeast of El Paso, Texas. The Round Top Project’s approximate center is located at 31.2766º N, 105.4742º W. Round Top Mountain’s location allows access to nearby Interstate 10 and Ranch Road 1111, and potential access to the nearby Union Pacific Railroad which has two main branches approximately three miles from Round Top Mountain. The Company expects Interstate 10 and the Union Pacific Railroad to aid in the future distribution of rare earth and critical minerals once the Company’s Round Top Project is fully operational and producing. Although not critical to scaling up its magnet production, the Company intends for its Round Top Project to serve as a long-term additional source of feedstock for its magnet production at the Stillwater Facility, which would help the Company achieve its goals of providing domestic, virgin feedstock for its magnet production.

The Company believes that the integration of the Round Top Project’s mine into its operations would not only help it meet growing demand for both domestic rare earth magnets and battery materials, but also importantly allow it to achieve greater supply chain security, cost control, and independence from foreign suppliers.

For more information about the Round Top Project, see the section entitled “— Description of the Round Top Project”.

Market Opportunity and Growth

Science and Construction of Neo Magnets

Neo magnets are one of the most powerful types of permanent magnets commercially available, as noted in a February 2023 report by the U.S. Department of Commerce, Bureau of Industry and Security. Neo magnets exhibit strong magnetic properties due to the atomic structure of neodymium, a rare earth, which permits a dense concentration of magnetic field lines. This allows for the production of neo magnets that can produce powerful magnetic fields relative to their size and weight and may be resistant to demagnetization, making them ideal for applications that require both high efficiency and compactness, such as electric vehicle motors, wind turbines, and advanced electronics.

The production of neo magnets involves a sophisticated process that includes the alloying of neodymium with iron and boron, followed by additional processing techniques to form the desired magnetic shape and performance. The properties of the magnets can be further enhanced by adding heavy rare earths such as dysprosium and terbium through additional post-sintering processing in a process called “Grain Boundary Diffusion” which can increase the magnets’ resistance to heat — a critical factor for high-performance applications. This technological complexity, coupled with the limited availability of key rare earth materials, has made the development and production of neo magnets a highly specialized and strategically important industry.

The Rare Earth Magnet Industry: Challenges and Growth Opportunities

The global rare earth magnet industry has experienced rapid growth over the past decade according to the 2024 Statistical Review of World Energy by the Energy Institute, driven by the rise of electric vehicles, renewable energy technologies, and advanced electronics. Neo magnets are crucial to these technologies due to their high magnetic strength and resistance to demagnetization. As nations push globally for cleaner energy solutions and decarbonization, the demand for neo magnets is expected to continue growing significantly as noted by the U.S. Department of Energy in its 2022 supply chain deep dive assessment “Rare Earth Permanent Magnets” (the “DOE Report”).

However, the industry faces notable challenges. China currently dominates the global supply chain of the world’s rare earth production. This creates supply chain vulnerability for other nations, particularly the United States, as geopolitical tensions and export restrictions (such as China’s December 2023 rare earth technology export ban) could disrupt access to these critical materials. Additionally, rare earth extraction and processing is generally environmentally challenging, requiring the development of more sustainable and efficient technologies to meet global demand while minimizing potential environmental impact.

Despite these challenges, USARE believes that both the domestic and global rare earth magnet industries are poised for substantial growth. The global shift toward electrification of transportation, the rise of wind energy, and the ongoing demand for advanced electronics create significant opportunities for manufacturers that can establish stable and sustainable supply chains. The automotive industry is a major purchaser of neo magnets, particularly in connection with the production of electric vehicles that require neo magnets for traction motors, which are crucial components to the performance and efficiency of electric cars. As countries set aggressive targets for electric vehicle adoption in an effort to combat climate change, the demand for neo magnets is expected to surge over the next decade, as noted in the DOE Report. Even in a potential scenario of slower growth for electric cars that is now possible in the United States due to the anticipated changing policies of the Trump administration, there are significant growth opportunities for domestic supply of neo magnets in the existing domestic market due to potential instability in supply of rare earth magnets from China. In addition, growth in EV sales globally outside of China and the United States remains robust. Similarly, wind turbines rely on neo magnets for their generators, which convert wind energy into electricity. As governments worldwide set ambitious targets for increasing the share of renewable energy in their power grids, the installation of new wind turbines is expected to rise, further driving the need for neo magnets as noted in the DOE Report. While the recent Trump administration executive order to stop the building of wind turbines on federal lands and offshore may slow down the growth of this industry in the United States, we believe that global growth in wind power outside of China will continue to increase, and existing infrastructure projects in the United States will need to be maintained and have their parts replaced in the coming years. In addition, the use of magnets includes a wide variety of other industries, including industries as diverse as robotics, medicine, semiconductors, computing, power tools, among others. Importantly, the defense industry is a critical consumer of neo magnets, which uses them in precision-guided munitions, radar systems, aerospace technology, and naval craft. As nations invest in not only modernizing their defense capabilities, but also in purchasing from safer domestic supply the demand for domestic neo magnets in defense technologies is expected to continue to grow as noted in the DOE Report.

The Company believes it is well-positioned to capitalize both on existing domestic demand, which is currently sourcing magnets from China, as well as on the anticipated growth in the demand for neo magnets and reduce United States reliance on foreign suppliers.

Business Plan

Stage I: Feedstock Relationships and Initial Neo Magnet Production

The first stage of the Company’s business plan is focused on laying the groundwork for its neo magnet production by predominantly securing essential raw material feedstock through strategic business relationships and launching initial production of neo magnets at its Stillwater Facility. While ultimately the Company intends to satisfy its feedstock needs through the future development of its Round Top Project, the Company does not believe it is critical to success and in the near term the Company intends to source its feedstock needs from third-party suppliers.

Feedstock Sources

The Company has established a business relationship with a supplier of feedstock to supply a portion of its raw material feedstock to USARE for use in the initial production of the Company’s neo magnets. The supplier is a vertically integrated, producer of critical metals and NdFeB alloy (also known as “strip cast”) produced from rare earth oxides, with the ability to source rare earth oxides from sources other than China. USARE has entered into a long-term Metal Sales and Tolling Framework Agreement with the supplier, whereby USARE has agreed to purchase 60% of its NdFeB feedstock for phase 1 and 2 of its magnet production capacity from the supplier. The agreement is effective through December 31, 2028, subject to earlier termination by the parties. The purchase price for the strip cast feedstock that USARE purchases from the supplier will be determined in accordance with a set schedule, which ties the purchase price to a relevant index and certain chemical specifications.

The Company intends to establish relationships with additional companies to assist in meeting its planned future feedstock requirements to continue to build out and strengthen its domestic and global supply of rare earths from third-parties until such time that the Round Top Project is able to substantially augment its current supply of light and heavy rare earths needed for production, and such activities may include rare earth oxide supply agreements once the Company is able to utilize rare earth oxide feedstock for in-house alloy production.

Initial Neo Magnet Production

Stage I of the Company’s business plan includes the completion of the Stillwater Facility, its magnet production facility in Stillwater, Oklahoma. Upon completion of the facility and the initial production of neo magnets, the Company expects its Stillwater Facility to be one of the first United States-based producers of neo magnets. Magnet production at the Stillwater Facility is currently planned in three phases, starting with 1,200 tpa nameplate capacity in phase 1 and potentially doubling in each subsequent phase to a total planned production of 4,800 tpa nameplate capacity. The Stillwater Facility is expected to initially have a production line with 600 tpa nameplate capacity utilizing currently owned equipment, with a goal to complete the remaining phase 1 capacity (representing a total of 1,200 tpa nameplate capacity in phase 1) in 2026. The Company believes this will make the Stillwater Facility one of the most significant sources of neo magnets outside of China, once complete. Unlike its competitors, the Company is not building its initial lines for a single customer and is instead focused on building a manufacturing facility and capability that is flexible enough) to serve a variety of customers in diverse industries. It is the Company’s belief that such an approach will allow it to reach its early revenue targets sooner than it might otherwise would be able to through due to the long qualification process with large automotive clients.

The Company is in the process of engaging potential customers for offtake agreements.

Stage II: Scaling Magnet Production and Expanding Business Partnerships

Stage II of the Company’s business plan is focused on scaling magnet production at its Stillwater Facility and expanding the Company’s business relationships, both with feedstock suppliers and customers. The Company intends to scale magnet production at its Stillwater Facility from 1,200 tpa nameplate capacity in phase 1 through phases 2 and 3 of magnet production capacity, potentially doubling the production of the prior phase, with a target total nameplate capacity of 4,800 tpa. How rapidly the Company will scale is dependent on demand and access to the capital to do so. To support the increased production, the Company intends to (i) expand its partnerships and supply agreements with key industry players, and (ii) develop in-house metal making and strip casting capabilities to support its magnet production, to help provide for the continued and reliable flow of feedstock into the Company’s production lines at the Stillwater Facility until its Round Top Project is capable of satisfying the Company’s feedstock needs. These expanded partnerships will help the Company diversify its feedstock supply sources, reduce potential supply chain risks and assist in further securing the Company’s position in the neo magnet market.

Additionally, the Company is working to strike a balance between obtaining a sufficiently broad customer base and securing offtake that can jumpstart production, which could come from large manufacturers over time. Over time, the Company will be engaged in discussions with potential customers for offtake agreements. The Company’s target customers for offtake could include key players in the automotive, energy, and defense industries, each of which requires a reliable and long-term supply of neo magnets. By seeking to secure multi-year offtake agreements, the Company aims to lock-in demand for its products, minimize market volatility risks and provide for a consistent revenue stream.

Stage III: Mining Development at Round Top Mountain

Stage III of the Company’s business plan represents the full realization of the Company’s longer-term strategy. In this stage, the Company intends to focus on developing the mining operations at its Round Top Project. While the Company does not believe the development of the Round Top Deposit is critical to our success in our magnet business, once operational, the Round Top Project’s mine is expected to provide a domestic source of rare earths, feeding directly into the Company’s Stillwater magnet production facility, as well as selling to the broader rare earth commodity markets. By developing the Round Top Project into an economically producing mine, the Company aims to be able to self-sustain magnet production operations without relying on external sources for rare earth feedstock. This development is expected to enable the Company to maintain cost efficiencies and quality control over the entire production process. As part of its long-term growth strategy, the Company aims to expand the production capacity of both the Round Top Project and its Stillwater Facility, solidifying the Company’s efforts as it seeks to position itself as a key player in the domestic and global rare earth markets. Through the development of the Round Top Project into an economically producing mine, the Company intends to enhance its capacity to meet the rapidly growing demand for rare earth and critical minerals, positioning itself as a leader in the transition to a more secure energy future. If successful, this stage will mark the full vertical integration of the Company’s operations from mine to magnet and is expected to open up new markets and revenue streams for the Company.

The Company acknowledges that investing in mining deposits such as Round Top holds inherent risks. It is our intention to take a structured and measured approach to the development of the mine. We are planning a five phased approach: (1) flow sheet development, (2) prefeasibility study, (3) pilot plant, (4) definitive feasibility study, and (5) detailed engineering, construction, and commissioning of the mine.

At each stage of this phased approach, investment requirements are expected to increase as we define the economic and operational basis for the future mine. Today, we are investing in research to establish a technically sound flow sheet. Once we have established an economically viable execution strategy in our prefeasibility study following this flow sheet, we intend to construct pilot facilities to validate the Round Top process and provide data for detailed engineering. By moving to a pilot phase, we can minimize investments while further reducing the execution risk inherent in the building of a full-scale producing mine. The results of each stage of this approach allow us the opportunity to pause or stop development, if results are negative, or increase our commitment if results are positive; thereby reducing our risk. This measured and focused approach will allow us to both manage cash in these early years, as well as pause or stop development if it looks like the mine may not be viable over the long term, either due to operational constraints or changes in the rare earth market itself.

Patents, Trademarks, and Licenses

USARE has applied for a United States patent in connection with its methods for metal extraction. This patent application is currently pending. Additionally, the Company utilizes trade secret protection and non-disclosure agreements to protect its proprietary rare earth technology. USARE holds a trademark for its logo. Generally, the Company relies on a combination of trade secret protection, non-disclosure and licensing agreements, patents and trademarks to establish and protect its proprietary intellectual property rights.

Government Programs and Grants

Tax Incremental Financing

On June 6, 2022, USARE executed a redevelopment agreement providing for tax increment financing (the “TIF Agreement”) with the Stillwater Economic Development Authority (the “Authority”), a public trust having as its beneficiary the City of Stillwater, Oklahoma, whereby the Authority has provided upfront development financing assistance to USARE of $7.0 million for the development of the Stillwater Facility (the “Upfront Assistance”). Additionally, entry into the TIF Agreement made the Company eligible to receive a manufacturing and research and development ad valorem tax emption for a period of five years. The Company applied and received approval for the ad valorem tax exemption for the year ending December 31, 2023. After the expiration of the exemption period, the TIF Agreement requires the Authority to disburse to the Company 90% of the incremental ad valorem taxes generated by the ad valorem taxes assessed against the Stillwater Facility and paid by the Company. Under the terms of the TIF Agreement, among other things, the Company is required to complete the Stillwater Facility and in doing so to make an investment of approximately $140 million, including $9.9 million in building and land acquisition costs, $17 million in immediate building improvement construction costs and $113 million in additional building improvements and new equipment purchases, and to employ a specified number of employees at specified levels of median compensation at various stages of the development. Subject to agreed extensions, the Company agreed to commence certain phases of the development of the Stillwater Facility by no later than March 31, 2026, and complete that advanced development by no later than June 30, 2027, subject to certain exceptions. Should the Company default on its obligations under the TIF Agreement and after certain notice, cure periods and possible exceptions, the Authority may terminate the TIF Agreement and could make demand for immediate repayment in full of the Upfront Assistance.

Governor’s Fund

On April 15, 2022, as restated on July 1, 2024, USARE entered into an agreement with the Oklahoma Department of Commerce to receive a $1.2 million award to be used for the renovation of an existing building at the Stillwater Facility (the “Governor’s Fund Agreement”), to be paid in $0.6 million increments when the Company had cumulatively spent $1.0 million and $2.0 million, respectively, in qualifying costs related to developing the Stillwater Facility by March 31, 2023, and May 31, 2023, respectively. As of December 31, 2023, the Company incurred qualifying costs that exceeded the cumulative $2.0 million threshold specified in the Governor’s Fund Agreement. The total award of $1.2 million was requested and received by the Company on April 6, 2023. Per the terms of the Governor’s Fund Agreement, the award is subject to repayment if the Company does not invest over $50 million in project, real and personal property improvements (as described in the Governor’s Fund Agreement) at the Stillwater Facility as well as comply with employment requirements of creating and fulfilling at least 100 new direct jobs at the Stillwater Facility at specified compensation levels and certain other limited circumstances. The Company is currently seeking to comply with such requirements.

Jobs Program

In 2022, USARE was accepted for participation in the Oklahoma Quality Jobs Program (“Jobs Program”), an incentive program that provides qualifying companies quarterly cash rebates of up to 5% of the wages paid for new direct jobs created for a period of up to 10 years, with, in the case of the Company, a maximum payout of approximately $2.8 million, if it makes a qualifying claim for payment under the Jobs Program prior to January 1, 2026 and fulfills certain conditions pursuant to an agreement between Magnet Sub and the State of Oklahoma, dated December 19, 2022 (the “Jobs Program Agreement”). Under the Jobs Program Agreement, the Company must meet or exceed applicable payroll and employee headcount requirements and maintain operations in Oklahoma for a specified period. To date, the Company has not become eligible to make any claims under the Jobs Program.

Competition

The Company faces, or is expected to face, significant competition both domestically and globally in the rare earth market, particularly in the production of sintered rare earth neo magnets. The most prominent global competitor is China, which controls a substantial majority of the world’s rare earth magnet production and has established dominance in the neo magnet supply chain and magnet production. China’s rare earth and magnet industries benefit from extensive government support, allowing Chinese companies to offer rare earths and magnets at subsidized prices, often undercutting other producers. Moreover, Chinese companies have invested heavily in improving their processing capabilities, giving them a technological and cost advantage in the global market. Since December 2023, China has banned the export of such technologies and capabilities. This dominant stronghold poses a challenge for the Company as it seeks to build a vertically integrated domestic supply chain.

Domestically, the Company competes with a small number of companies, including MP Materials Corp. which is operating the only major rare earth mine in the United States and recently began commissioning a 1,000 tpa magnet facility in Fort Worth, Texas. Additionally, there is growing competition from emerging players that are developing innovative technologies for rare earth separation and processing, as well as magnet production. As the demand for rare earth materials and neo magnets grows, the Company will need to not only navigate price competition but also innovate in separation and processing techniques while simultaneously securing long-term customer offtake agreements.

Seasonality and Business Cycles

The Company’s operations in magnet production, and its planned future operations in mining, are both subject to certain seasonality and business cycles that can affect production output and market demand. These cycles are influenced by external factors such as weather conditions, regulatory changes, fluctuations in raw material prices whether due to changes in supply, demand, or inflation, and market demand for end products such as electric vehicles, renewable energy, and defense applications.

The demand for neo magnets can be cyclical. This demand is often driven by customer sentiment and demand, which may align with government policy changes, incentive programs, and general economic cycles. How this cyclicality may or may not affect USA Rare Earth will depend on the concentration of our customers in specific industries as we scale. With our planned strategy of serving a wide range of industries, we believe this cyclicality may be offset by a diverse set of customers in differing industries.

Human Capital

The Company’s workforce spans multiple states, with employees located in Texas, Oklahoma, Missouri, California, Colorado, Ohio, and Florida, and encompasses a diverse range of professionals, including engineers, scientists, mining specialists, and manufacturing experts. The Company’s leadership is focused on attracting, developing, and retaining top talent across these areas to support its mission in building a vertically integrated domestic supply chain for rare earths and rare earth neo magnets. As of December 31, 2024, the Company had 29 employees. We have not experienced any work stoppages. None of our employees are represented by a labor union or are parties to a collective bargaining agreement.

A significant challenge for the Company and the broader rare earth industry is the shortage of experienced magnet production and mining professionals. The specialized nature of magnet production and rare earth mining, processing, and refining requires expertise that has been in decline, particularly in the United States, where magnet production and rare earth mining has been limited for decades. This shortage could present significant obstacles for companies like USARE that are working to establish a vertically integrated, domestic rare earth supply chain. The lack of skilled professionals with the necessary expertise can slow down project timelines, increase operational costs, and foster reliance on international talent.

Environmental, Health and Safety Matters

The Company is, or may become, subject to numerous and extensive federal, state and local laws, regulations, permits and other legal requirements applicable to the magnet production, mining and mineral processing industries, including those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, greenhouse gas (“GHG”) emissions, waste management, plant and wildlife protection, handling and disposal of hazardous and radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Such laws, regulations, permits and legal requirements have had, and will continue to have, a significant effect on our results of operations, earnings and competitive position. Environmental laws and regulations, as well as stakeholder expectations, continue to evolve, which may require us to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for non-compliance, and result in a heightened degree of responsibility for companies and their officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or otherwise delay, limit or prohibit operations, or other restrictions upon, our current or future operations or result in the imposition of fines and penalties for failure to comply. Complying with this panoply of regulations is complicated and requires significant attention and resources. The Company’s employees have a significant amount of experience working with various federal, state and local authorities to address compliance with such laws, regulations and permits; however, we cannot assure you that at all times we have been or will be in compliance with such requirements.

The Company expects to continue to incur significant sums for ongoing operating environmental expenditures, including salaries, and the costs for monitoring, compliance, reporting, pollution control equipment and permitting. In addition, the Company plans to invest significant capital to maintain and upgrade certain infrastructure related to environmental sustainability and safety.

At the Stillwater Facility, the Company currently holds and is implementing a Spill Prevention and Countermeasures Control (“SPCC”) Plan. At the Round Top Project, the Company has obtained coverage under the Texas Commission on Environmental Quality (“TCEQ”) Construction Stormwater Permit TXR150000 and maintains the associated Storm Water Pollution Prevention Plan.

At one or both sites, the Company currently expects that it may need to obtain many or all of the following permits in the future to conduct its business as currently planned:

●	Radioactive equipment registration

●	Petroleum storage tank registration

●	Industrial stormwater permit (or coverage under a general stormwater permit)

●	Industrial waste registration

●	Air emissions permit

●	Industrial waste water on-site sewage and/or process water discharge permit

●	Other building and/or construction permits

Environmental, Health & Safety Laws and Regulations

The numerous and extensive federal, state and local environmental, health and safety laws and regulations to which the Company is or may be subject include the laws and regulations listed below. Violation of such laws and associated regulatory programs can result in civil, criminal and administrative penalties and substantial liability for the costs of correcting violations and remediating any environmental damage caused by the violations. Under certain statutes, private citizens may bring enforcement suits. We expect to maintain regular communication with regulatory bodies to stay updated on any changes or additional requirements.

Mine Health and Safety Laws. To fully adhere to the safety standards enforced by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, we plan to develop comprehensive mine safety and health programs in connection with the commissioning of the Round Top Project’s mine if and when such commissioning occurs including, but not limited to, regular MSHA inspections and reporting protocols, mandatory MSHA training programs (Part 46/48) for all personnel, implementation of emergency response and hazard mitigation plans, and continuous monitoring of air quality, dust, noise, and other environmental health factors.

Surface Mining Control and Reclamation. We may in the future, if and when the Round Top Project is a producing mine, be subject to applicable mining controls and land reclamation requirements. These controls and requirements generally establish operational, reclamation, and closure standards for surface mining operations. It is likely that we will need to meet comprehensive environmental protection and reclamation standards during the course of, and upon completion of, mining activities, and any failure to meet such standards may subject us to fines, penalties, or other sanctions.

Endangered Species Act. The Endangered Species Act (“ESA”) and comparable state statutes regulate activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend. Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs. In addition, the ESA authorizes both civil and criminal penalties for ESA violations and authorizes citizen suits against any person alleged to be in violation of the ESA.

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) require agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed federal action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The United States Environmental Protection Agency (the “EPA”), other agencies, and any interested third parties may review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

Clean Water Act. The Clean Water Act (“CWA”) and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the United States (or state waters under state laws). The CWA can regulate storm water from mining facilities and require a storm water discharge permit for certain activities. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. CWA regulations and controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future.

Safe Drinking Water Act. The Safe Drinking Water Act (“SDWA”) and comparable state statutes, the Underground Injection Control (“UIC”) program, and related state-administered programs regulate the drilling and operation of subsurface injection wells.

Clean Air Act. The Clean Air Act (“CAA”) and comparable state statutes govern the emission of air pollutants from many stationary and mobile sources, including mining, beneficiation, and processing activities. Our operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources, such as trucks and heavy construction equipment, that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws. New sources, equipment or process enhancements, including with respect to the growth of our operations and Stage II optimization projects, may require additional permits, and existing sources may be required to incur capital costs to remain in compliance. In addition, permitting rules and issued permits or licenses may impose conditions or other limitations on production levels or result in additional capital or other expenditures to comply with such rules or permits.

Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”). CERCLA and comparable state laws impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites, regardless of the lawfulness of the original activities that led to the contamination. Moreover, current owners or operators of sites can be held liable for contamination caused by others, including former owners or operators, even if the current owners or operators did not contribute to the contamination. CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such actions.

Resource Conservation and Recovery Act (“RCRA”). RCRA and comparable state statutes govern the generation and disposal of solid waste and hazardous waste. Although certain mining, beneficiation, and mineral processing wastes currently are exempt from regulation as hazardous wastes under RCRA, EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that wastes generated by our operations may in the future be designated as hazardous wastes and may therefore become subject to more rigorous and costly management, disposal, and clean-up requirements.

Atomic Energy Act. The Nuclear Regulatory Commission (“NRC”), pursuant to its authority under the Atomic Energy Act of 1954, as amended, oversees the regulatory framework governing the control of radioactive materials, including beneficiation and processing of rare earths that contain radioactive source materials such as uranium and thorium. The NRC is responsible for issuing licenses that govern the handling of source material involving certain concentrations of radioactive material. Our Round Top Project operations, once the Round Top Project mine is operational, including waste generation, may be subject to NRC regulations in order to receive title to, possess, use, transfer, deliver or export source and byproduct materials.

Workers’ Compensation Laws. Workers’ compensation laws in the states in which we operate govern our compensation of employees for work-related injuries. Agencies in those states consider changes in workers’ compensation laws from time to time. Our costs will vary based on the number and severity of accidents that may occur at our facilities and our costs of addressing these claims. We are insured under various workers’ compensation programs for our operations at our facilities.

From time to time, we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of our business, the outcomes of which are subject to uncertainty. Any claims against us, whether meritorious or not, can be time-consuming, result in costly litigation, require significant management time, create a negative perception of the company with communities, stakeholders, and government agencies and result in the diversion of significant operational resources. See Item 3 — Legal Proceedings for information regarding legal proceedings.

Description of the Round Top Project

History. The Round Top Deposit, located in Hudspeth County, Texas near the city of Sierra Blanca, Texas, was initially identified as a potential source of minerals in the mid-20th century and has long been recognized for its minerology, particularly its rare earths including heavy rare earths that are critical for a variety of advanced technologies. However, despite its potential, the Round Top Deposit remained largely untapped for many years due to the lower global demand for rare earths and the dominance of cheaper feedstock from foreign markets, particularly from China.

Interest in the Round Top Deposit resumed in the early 21st century as geopolitical concerns and technological advancements led to a renewed focus on securing domestic supplies of critical materials such as rare earths. The Round Top Deposit is considered exceptional in its geological composition, as it contains gallium, lithium, and at least 15 of the 17 rare earths, including a particularly high estimated concentration of heavy rare earths like dysprosium and terbium.

Documented exploration began in Sierra Blanca in the 1970s when W.N. McAnulty initiated trenching and limited drilling of fluorite deposits in the vicinity of Sierra Blanca, Texas. McAnulty recognized and identified beryllium mineralization associated with the massive fluorite. Adverse economic conditions for fluorite precluded development. In the 1970s, several uranium companies identified anomalous radiation and associated mineralization associated with the beryllium-fluorite deposit.

During the 1980s, Cabot Corporation (“Cabot”), a large chemical company with a beryllium fabrication division, initiated exploration at Round Top Mountain for beryllium. In 1987, Cyprus Metals Company (“Cyprus”) entered into a joint venture with Cabot and took over the project. The Cyprus exploration program drilled Sierra Blanca, Round Top Mountain and Little Round Top. Eventually, Cyprus focused on Round Top, specifically the “west end ore zone”. Extensive development drilling (82,000 feet), underground exploration drift (1,115 feet) and trial mining resulted in the completion of an internal feasibility study in June 1988 (Cyprus Sierra Blanca, Inc., 1988), which study would not be sufficient for Item 1300 purposes.

During the Cabot-Cyprus development project, the Texas Bureau of Economic Geology (“BEG”) conducted extensive research at Round Top and the surrounding area. The study identified beryllium mineralization and rare earth mineralization in the rhyolite. The research resulted in the three publications, one in 1987 on the mineralogy of the rhyolite (Rubin, et al., 1987), another in 1988 on the beryllium mineralization (Rubin et al., 1988), and another in 1990 on the detailed mineralogy and geochemistry of the rhyolite (Price et al., 1990). The 1990 Price, et al., publication, Geological Society of America Special Paper 246, is generally considered the most complete publication to date on Round Top.

In late 2007, Standard Silver Corporation, later to be renamed TRER in 2010, and then TMRC in 2013, acquired prospecting permits for Round Top from the Texas General Land Office (“GLO”).

Accessibility. The Round Top Project is located approximately eight miles northwest of the town of Sierra Blanca, Texas, which is the nearest town to Round Top Mountain and has a small population. The site is accessed from Interstate 10 through a series of paved and unimproved dirt roads. The property is not traversed by county roads and consists of a series of graded and primitive jeep roads. The nearest major airport is located in El Paso, Texas, 88 miles to the northwest. The site is approximately three miles north of Interstate 10. A railroad line is located near the Round Top Project and a spur line stops at a stone quarry within three miles of the Round Top Project. Skilled mining labor and support could potentially be found in the El Paso area and in the mining areas of New Mexico and Arizona.

Ownership; Land and Water Leases.

RTMD is a limited liability company majority owned and controlled by USARE for the purpose of developing the Round Top Deposit. TMRC (a mining exploration company) is the minority owner of RTMD. In May 2021, the Company completed the acquisition of 80% of RTMD, which controls the Company’s Round Top Project, including 100% of the mining rights to the Round Top Deposit, by entering into a Contribution Agreement and Operating Agreement with TMRC. This acquisition resulted in the consolidation of RTMD with USARE, and the recording of a “non-controlling interest” for the remaining 20%. Since May 2021, TMRC has elected to forfeit some of its ownership in RTMD in exchange for USARE meeting TMRC’s capital call obligations.

As of December 31, 2024, USARE owns 81% of the equity interests in RTMD, with TMRC owning the remaining approximately 19%. Pursuant to RTMD’s governing documents, in the event that TMRC does not fund its share of mandatory capital contributions called for by USARE as managing member, USARE is obligated to cover the shortfall by making additional capital contributions to RTMD. In the event that USARE does not cover the shortfall, the capital call will be withdrawn. If the capital call is funded by USARE, additional equity interests in RTMD will be issued to USARE and TMRC will be proportionally diluted in accordance with the amended and restated limited liability company agreement.

The Round Top Deposit is located on state property owned by the GLO. RTMD is party to a 19-year initial term, renewable Mining Lease Agreement (M-113117) with the GLO, dated September 2, 2011, and amended on January 26, 2012, March 29, 2012, and September 14, 2022. M-113117 will expire on September 1, 2030 unless extended. RTMD has also entered into an additional 19-year renewable Mining Lease Agreement (M-113629), dated November 1, 2011, with the GLO. Leases M-113117 and M-113629 (each a “Mineral Lease” and together, the “Mineral Leases”) represent approximately 860 and 90 acres, respectively, for a total of 950 leases acres in the Round Top Project area. M-113629 will expire on October 31, 2030 unless extended. The Mineral Leases provide RTMD with the use of the property identified, including certain rights with respect to the surface and subsurface, together with the corresponding rights of ingress and egress, for the purposes of mineral exploration, development, and exploitation of minerals. As the Round Top Project is still in its exploration stage, the Company is currently paying delay rental payments on an annual basis to the GLO as follows:

M-113117
Anniversary Date 2024	$134,154.90
Anniversary Date 2025-2029	$178,873.20

M-113629
Anniversary Date 2024	$13,500.00
Anniversary Date 2025-2029	$18,000.00

If and when the Round Top Project begins producing, the Mineral Leases would be converted into producing leases upon the satisfaction of certain conditions, which includes: (i) a minimum advance annual royalty of $500,000 for lease M-113117 and $50,000 for lease M-113629, due promptly following sales of leased minerals or the removal of leased minerals in commercial quantities from the leased premises and (ii) a production royalty equal to 8% of the market value of uranium and other fissionable minerals and 6.25% of the market value of all other leased minerals.

In addition to the Mineral Leases, the Company currently owns approximately 2037 acres of mine processing land and holds a current purchase option on 5,670 acres of which 950 acres are authorized for mining and the remainder (4,720 acres) is contemplated for future use as mine processing land (e.g., for use to assist in mine development, as leach fields, and/or as plant site) (the “Purchase Option”). Unless exercised prior, the Purchase Option will expire upon the expiration of Mining Lease M-113117 (September 2, 2030). As consideration for the Purchase Option, the Company is required to pay $10,000 to the GLO on each annual anniversary of the Effective Date of the Purchase Option (as defined in the Purchase Option) during the option term. If the Company fails to make a timely payment of the option fee, the Purchase Option will terminate. On August 26, 2022, the Company submitted to the GLO a Notice of Intent to exercise the Purchase Option. In February 2023, the GLO sent its appraisal of the value of the property associated with the Purchase Option to the Company. The Company and GLO are negotiating the exercise of the Purchase Option.

The Company is lessee under GLO Surface Lease SL2004002 (Grazing/Agricultural), which lease is for a term commencing on November 24, 2003 and expiring on November 23, 2028, for approximately 55,000 acres of surface rights in proximity to the Company’s Round Top Project (the “Surface Lease”). The Surface Lease is a pre-paid lease with a pro rata credit schedule and a “preference right agreement” to purchase all or part of the land. The Surface Lease grants the Company the right to use the leased premises for hunting, grazing, range and wildlife research, and any other purpose ancillary thereto, and allows, with GLO approval, the Company to commercially develop groundwater and to use the land for electric generation by wind power. Pursuant to the Surface Lease, the Company has the right to purchase all or part of the leased premises during the term of the lease in accordance with the terms set forth in the preference right agreement, an exhibit to the Surface Lease, provided that any purchase of tracts of land must be contiguous. The Surface Lease contains certain additional obligations, such as an obligation to maintain stated insurance coverages in certain situations, and to post certain deposits or bonds prior to commencing construction of any wind turbine, tower, buildings, or substations. The Company has the right to early terminate the lease, in which case the Company would be entitled to receive a refund of the prepayments made under the lease. There is no Company renewal option under the Surface Lease and any renewal of the Surface Lease is at the sole discretion of the GLO.

The Company is lessee under GLO Groundwater Lease SL20150003, dated August 1, 2014, as amended, for approximately 8,828 acres of water rights (the “Groundwater Lease”). The Groundwater Lease grants USARE rights in the land, including rights of ingress and egress, for the purpose of exploring, evaluating, drilling for, producing, developing, and extracting groundwater from the leased land for industrial and potable water use in connection with USARE’s Round Top Project (including, without limitation, mineral processing and metal extraction/processing). The Groundwater Lease will expire concurrently with the M-113117 Mineral Lease. The Company has not commenced water production and is currently obligated to pay annual delay rentals in the amount of $6,500 on or before each anniversary of the effective date of the Groundwater Lease. On the first anniversary of the Effective Date that immediately follows the Company’s commencement of water production from the leased premises the Company shall make a production payment equal to the greater of (1) $1,667.67 multiplied times the number of months of production of water during the 12-month period ending 60 days before the production payment is due, or (2) $0.95 per 1,000 gallons of the gross volume of water produced by the leased premises covered by the lease during the 12-month period ending 60 days before the production payment is due. On each anniversary of the effective date of the Groundwater Lease thereafter during the remaining term of the Groundwater Lease, the Company will be required to make a production payment equal to the greater of (1) $20,000, or (2) $0.95 per 1,000 gallons of the gross volume of water produced from the leased premises during the 12-month period ending 60 days before the production payment is due. There is no Company renewal option under the Groundwater Lease and any renewal of the Groundwater Lease is at the sole discretion of the GLO.

The premises leased under the Groundwater Lease has two existing water wells. Prior to commencing production of rare earth minerals at the Round Top Project, the Company will need to establish that the existing wells are functioning water wells producing enough water to support production or potentially drill additional wells, which would entail additional expense for production. If the Company determines that the groundwater supply is not suitable for the Company’s Round Top Project, then the Company has the right to terminate the Groundwater Lease. Upon expiration or earlier termination of the Groundwater Lease, the Company will be required to restore the leased premises to its original topographical condition that existed as of the Effective Date, to the extent the topographical condition has been altered.

The Company has entered into four easements with GLO that affect the Round Top Project. The first easement is Miscellaneous Easement ME20210085 (“ME20210085”), which commenced on April 1, 2021 and expires on March 31, 2031 unless extended by the Company pursuant to the terms of ME20210085. ME20210085 is a nonexclusive easement for a right of way to construct, maintain, operate, inspect and repair one roadway in a location set forth on the easement.

The second easement is Miscellaneous Easement (Pipelines) ME20210086 (“ME20210086”), which commenced on April 1, 2021 and expires on March 31, 2031 unless extended by the Company pursuant to the terms of ME20210086. ME20210086 is a nonexclusive easement for a right of way to construct, maintain, operate, inspect, repair, change the size of, and replace one 4.5-inch O.D. pipeline for the purpose of transporting fresh water in a location set forth on the easement.

The third easement is Miscellaneous Easement ME20210087 (“ME20210087”), which commenced on April 1, 2021 and expires on March 31, 2031 unless extended by the Company pursuant to the terms of ME20210087. ME20210087 is a nonexclusive easement for a right of way to construct, maintain, operate, inspect and repair one 24-kV electric line in a location set forth on the easement.

The fourth easement is Miscellaneous Easement ME20220142 (“ME20220142”), which commenced on September 1, 2022 and expires on August 31, 2032 unless extended by the Company pursuant to the terms of ME20220142. ME20220142 is a nonexclusive easement for a right of way to construct, maintain, operate, inspect and repair one roadway in a location set forth on the easement.

Historical Non-Item 1300 Resource Estimates; Feasibility Studies. Cyprus established certain non-reported resources in conjunction with a 1988 internal feasibility study, which historical resource estimate would not qualify as a resource by either historical 43-101 standards nor current Item 1300 of Regulation S-K (“Item 1300”) standards. In 2012, TMRC completed a PEA prepared by a mining consulting firm on the Round Top Deposit (NI 43-101 Preliminary Economic Assessment — Round Top Project, June 22, 2012). The resource model in that PEA was updated in early 2013 with additional drilling and assay data and was documented in a resource statement by a mining consulting firm (Resource Estimate and Statistical Summary — Round Top Project, September 30, 2013). The 2013 PEA was an update of the 2012 PEA and utilized the resource estimate from the September 2013 study. The 2013 PEA was then superseded in 2019 when USARE and TMRC engaged a mining consulting firm to prepare its resource statement (NI 43-101 Preliminary Economic Assessment — Round Top Project, August 16, 2019). Neither the 2012 PEA, the 2013 PEA, nor the 2019 PEA were prepared on the basis of compliance with Item 1300 and are not resource estimates of USARE under Item 1300.

The 2019 PEA provided an initial overview of the Round Top Deposit’s minerology, confirming that the site contains both heavy rare earths and lithium. While the 2019 PEA set the stage for further detailed studies, in light of the rapid global economic changes, technological changes that have occurred since 2019, and changes in economic environment and pricing, including with respect to extraction costs and economic returns, the Company is not relying on the 2019 PEA for the purpose of reporting mineral resources. The Company does not currently intend to update the 2019 PEA and is instead working toward conducting a pre-feasibility study (“PFS”). The Company intends to update the “flow sheet” used as a key input in such estimates to reflect the Company’s expected separation and processing methodologies at that time. USARE does not make any representation that any historical estimate is a current mineral resource estimate for the Round Top Project. There is no known significant production reported from previous operators.

Accordingly, following the 2019 PEA, USARE has been actively working on advancing the project through the next stages of the project, focusing on the subsequent PFS, which the Company intends to eventually progress to a Definitive Feasibility Study (“DFS”). The PFS would provide an updated and more detailed analysis of the technical and economic feasibility of the Round Top Project, including resource modeling, mine design, and processing methodologies. This step is critical in defining and refining the operational and financial plans for the Round Top Project. The final stage, the DFS, would provide the most definitive plan for the full-scale development of the mine, including final cost estimates, engineering plans, and potential environmental impacts, all necessary for securing financing and moving toward full production.

Exploration Status. It is the Company’s view that the Round Top Project is considered an “exploration stage property” under Item 1300, in that the Round Top Project is a property that has no mineral reserves disclosed. Mineral resources that are not mineral reserves have no demonstrated economic viability. USARE has not itself conducted any exploration activities at the Round Top Project and does not have any current determination as to a proposed program of exploration or development. However, as discussed above in the section entitled “— History”, various other parties have historically performed exploration activities at the site, including TMRC from whom USARE acquired its rights in the Round Top Project through the Company’s subsidiary RTMD. Between January 2010 and August 2019, TMRC conducted the following exploration activities: surface sampling, logging cuttings from historical reverse circulation drilling, aeromagnetic surveying, anaeroradiometric survey, stream sediment surveying, gravity surveying, and exploratory drilling. To date, 173 historical drill holes have been located, and, between 2011 and 2019, TMRC drilled 84 reverse circulation holes and 2 core holes and analyzed 3,081 drill samples. In early 2019, TMRC assayed previously collected RC samples to collect geochemical data for some additional elements from existing drill holes to expand the knowledge of lithium, zircon, and other elements which metallurgical test work had indicated might impact project economics.

The Round Top Project’s equipment and facilities and related infrastructure are in generally good condition and are not material to the Company’s business as currently conducted.

For information regarding current and expected future permitting requirements and associated timelines and information regarding such permits, see the section entitled “— Permits and Approvals”.

Environmental Impact. The Round Top Project has been envisioned with an emphasis on minimizing environmental impact, particularly in comparison to traditional mining operations. One of the key environmental advantages of the Round Top Project’s site is its location in an arid, sparsely populated area of Texas, which reduces the likelihood of significant impacts on local communities or ecosystems. Due to the above-ground nature of the deposit, the project is currently expected to predominantly utilize in-situ leaching for rare earth extraction, which is generally considered less environmentally disruptive than traditional mining techniques. This process involves dissolving minerals using solutions and extracting them without large-scale surface disruption, reducing the need for large open-pit mining operations that could potentially lead to undesirable environmental impacts.

Additionally, USARE endeavors to use sustainable practices by focusing on using closed-loop recycling systems to minimize waste and reduce water usage in its operations. The Company is exploring the possibility of using renewable energy sources to power its projects. However, like all mining operations, in the future, the Company will likely need to manage concerns related to chemical use, water management and contamination, and waste management.

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

Risks Related to Our Business and Industry

The Stillwater Facility is under development and is not yet completed, we have not commenced producing and selling neo magnets, and we have no history in commercial operations and the lack of commercial operations limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.

We have not commenced production of neo magnets at our Stillwater Facility, and we may not be able to secure the necessary feedstock, offtake, or equipment in order to economically produce neo magnets, including from the Round Top Project. We have not realized any revenues to date from the sale of neo magnets or critical minerals, rare earth minerals, or lithium, and our operating cash flow needs have been financed through the incurrence of debt and equity raises and not through cash flows derived from our operations. As a result, we have little historical financial and operating information available to help you evaluate our performance. Any profitability in the future from our business will be dependent upon economical development of the Stillwater Facility and production of neo magnets, which is subject to numerous risk factors. Accordingly, we may not realize profits, including in the medium to long term. Additional expenditures are required to construct, complete and install additional neo magnet production equipment and our neo magnet production capabilities might not be able to fully utilize the nameplate capacity of the equipment. In addition, we have no operating history upon which to base estimates of future operating costs and capital requirements. Actual operating costs and economic returns of any and all of our Projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations and cash flows may be negatively affected. In the near term, our development and growth depends on our ability to: (i) successfully produce magnets at the Stillwater Facility; (ii) secure one or more reliable sources of rare earth feedstock at prices that are acceptable and attractive to us; and (iii) secure one or more neo magnet customers that are willing and able to purchase our neo magnets at prices that are expected to be profitable for us. Delays in the completion of the Stillwater Facility or the Round Top Project could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to generate positive cashflow from our expected future business operations. Our long-term success will depend on implementing the business strategy and operational plan of the Company, as well as our ability to generate revenues, achieve and maintain profitability and develop positive cash flows from our magnet production.

Our ability to continue with our business plan to produce and sell neo magnets and our future plans regarding the Round Top Project, ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. We cannot assure you that our Projects will result in achieving and maintaining profitability and developing positive cash flows. The economic viability of the Company’s future business activities has many risks and uncertainties including, but not limited to:

●	a significant, prolonged decrease in the price of neo magnets;

●	difficulty in marketing and/or selling neo magnets;

●	significantly higher than expected capital costs to construct and commission our Projects;

●	significantly higher than expected feedstock costs to support magnet production in the near term until the Round Top Project is capable of satisfying our feedstock needs;

●	significant delays, reductions or stoppages of production activities;

●	shortages of adequate and skilled labor or a significant increase in labor costs;

●	the introduction of significantly more stringent regulatory laws and regulations and associated delays in permitting; and

●	delays in the availability of necessary equipment, including construction or production equipment.

Our future business activities may change as a result of any one or more of these risks and uncertainties.

We may experience time delays, unforeseen expenses, increased capital costs, and other complications while developing our Projects, these could delay the start of revenue-generating activities and increase development costs.

The production of neo magnets and mineral exploration and mining by their nature involve significant risks and hazards, including environmental hazards, as well as industrial and mining accidents. These include, for example, occupational hazards, leaks, ruptures, explosions, chemical spills, seismic events, fires, cave-ins and blockages, flooding, discharges of gasses and toxic substances, contamination of water, air or soil resources, unusual and unexpected rock formation affecting mineralization or wall rock characteristics, ground or slope failures, rock bursts, wildfires, radioactivity and other accidents, incidents, or conditions resulting from mining or manufacturing activities, including, among others, blasting and the transport, storage and handling of hazardous materials. In particular, the production of neo magnets involves the use of heavy equipment and operations at high temperatures. These operations can be dangerous and safety incidents in these operations may cause damage to and loss of equipment, injury or death, monetary losses and potential legal liabilities. Any such incidents could have a material adverse effect on our business, operating results and financial condition. Furthermore, there is the risk that relevant regulators may impose fines and work stoppages for non-compliant production or mining operating procedures and activities, which could reduce or halt production or mining until lifted. The occurrence of any of these events could delay or halt production, increase production costs and result in financial and regulatory liability for us, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the relevant environmental authorities have issued and may issue administrative directives and compliance notices in the future, to enforce the provisions of the relevant statutes to take specific anti-pollution measures, continue with those measures and/or to complete those measures. The authorities may also order the suspension of part, or all of, our operations if there is non-compliance with legislation. Contravention of some of these statutes may also constitute a criminal offense and an offender may be liable for a fine or imprisonment, or both, in addition to administrative penalties. As a result, the occurrence of any of these events may have a material adverse effect on our business, results of operations and financial condition.

Until our Round Top Project is capable of satisfying our feedstock needs, if ever, our business is subject to the availability of rare earth oxide and metal feedstock, in quantities and prices that allow us to develop and commercially operate our Stillwater Facility.

Our Round Top Project is in its exploration stage and is not currently able to satisfy the feedstock needs necessary for the development and commercial operation of our Stillwater Facility and may never be able to do so. Unless and until our Round Top Project is capable of satisfying our feedstock needs, we will be required to enter into feedstock supply agreements with third-parties. We are in the process of pursuing feedstock supply and offtake arrangements with potential counterparties in an effort to provide adequate sources of feedstock for the purchase of all or substantially all of our production from our Stillwater Facility, once operational, on terms favorable to us. As discussed elsewhere in this Annual Report, we have executed feedstock supply agreements with two counterparties. However, they may not be able to provide all of the feedstock which we may require or at economical prices. If we are unable to secure supply agreements that ensure that all of our feedstock needs are met or if we are able to secure such agreements but the counterparties fail to meet their obligations, we may not achieve our goals. If this happens, our results of operations and financial condition could be materially and adversely affected.

We may be adversely affected by fluctuations in demand for, and prices of, neo magnets, magnet materials, and necessary feedstock.

Because our revenue is, and will for the foreseeable future be, derived from the production and sale of neo magnets, changes in demand for, and the market price of, and taxes and other tariffs and fees imposed upon such products and their inputs could significantly affect our profitability. Our financial results may be significantly adversely affected by declines in the prices of neo magnets or increases in the prices of necessary feedstock. Neo magnet prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, tariffs, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, shipping and other transportation and logistics costs, global and regional supply and demand for neo magnets, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure neo magnets. Furthermore, supply side factors have a significant influence on price volatility for critical and rare earth minerals, necessary feedstock, and neo magnet prices. Supply of rare earth minerals, necessary feedstock, and neo magnets is currently dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards and has and may continue to change such production quotas and environmental standards. Periods of over supply or speculative trading of critical and rare earth minerals can lead to significant fluctuations in the market price of critical and rare earth minerals.

In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to critical and rare earth minerals supply and demand and ultimately to the broader markets. While some periods of high critical and rare earth mineral market prices generally are beneficial to our financial performance if we are producing rare earth minerals, if ever, or if magnet prices rise in concert with such higher mineral prices, strong critical and rare earth mineral prices however also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for neo magnets or increase our feedstock costs, and at the same time may incentivize development of competing mining properties.

Additionally, because the Company is heavily dependent on third parties for feedstock, changes in the demand for, the market price of, or taxes, tariffs, or other fees imposed on such feedstock may affect our ability to acquire our supply needs at an economical price. Changes in the price of feedstock could materially and adversely affect our operations and ultimate financial results.

We may not be able to convert current commercial discussions and/or memorandums of understanding with customers for the sale of our neo magnets and other products into definitive contracts, which may have a negative effect on our business.

We do not currently have any contractually committed customers for the planned output and delivery of neo magnets. We are actively working on completing our Stillwater Facility which will, once completed, have the capability to produce neo magnets. Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. We do not currently have any revenue or definitive off-take or sales agreements with customers in place. Although we are in periodic discussions with potential customers regarding potential offtake agreements, there is no assurance that the parties will be able to reach an agreement or that we will be able to produce and deliver the required neo magnets in accordance with the customer’s required specifications and timing requirements. If we are unable to negotiate, finalize and maintain such agreements and satisfy the conditions thereto in order to enter into definitive agreements, or are only able to do so on terms that are unfavorable to us, we will not be able to generate any revenue, which would have a material adverse effect on our business, prospects, operating results and financial condition.

We anticipate that in some cases our products will be delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether our products meet their performance requirements before they commit to meaningful orders of our products. If our targeted customers do not commit to making meaningful orders, or at all, it could adversely affect our business, prospects and results of operations. Our customers may require protections in the form of price reductions and similar arrangements that allow them to require us to deliver additional product or reimburse them for losses they suffer as a result of our late delivery or failure to meet agreed upon performance specification. Delays in delivery of our products, unexpected performance problems or other events could cause us to fail to meet these contractual commitments, resulting in delays in obtaining necessary materials used in our production process, defects in material or workmanship or unexpected problems in our manufacturing process, which could lead to unanticipated revenue and earnings losses and financial penalties. The occurrence of any of these events could harm our business, prospects, results of operations and financial results.

Prior to reaching expected production rates at the Stillwater Facility, we intend to enter into short- and long-term sales contracts with new customers. However, there can be no assurance that these customers will enter into sales contracts for our products. Even if we do enter into offtake and/or sales agreements, we may fail to deliver the product required by such agreements or may experience production costs in excess of the fixed price to be paid to us under such agreements. The failure to enter into such contracts may have a material adverse effect on our financial position and results of operations.

The success of our business will depend, in part, on the growth of existing and emerging uses for neo magnets.

Our strategy is to produce and sell neo magnets, which are used in existing and emerging technologies, such as hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies. The success of our business accordingly depends on the continued growth of these end markets and successfully commercializing neo magnets, in such markets. If the market for these existing and emerging technologies does not grow as we expect, grows more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. In addition, the market for these technologies, particularly in the automotive and wind turbine industry, tends to be cyclical, which exposes us to increased volatility, and it is uncertain as to how such macroeconomic factors will impact our business.

A prolonged or significant economic contraction in the United States or worldwide could put downward pressure on market prices of neo magnets. Protracted periods of low prices for neo magnets could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, magnet production operations, impair asset values and reduce our results of operations and financial condition.

Demand for our products may be impacted by demand for downstream products incorporating neo magnets, including hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies, as well as demand in the general automotive and electronic industries. Lack of growth or changes in these markets may adversely affect the demand for our products. Any unexpected costs or delays in the commercialization of neo magnets or any of our other expected products, or less than expected demand for the critical existing and emerging technologies that use neo magnets, could have a material adverse effect on our financial condition or results of operations.

An increase in the global supply of neo magnets or, dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.

The pricing and demand for neo magnets is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for neo magnets. China is projected to continue to account for a substantial portion of global neo production in the near future. China dominates the manufacture of metals and neo magnets from rare earths, capabilities that are not currently materially present in the United States, and the Chinese Central Government regulates production via quotas and environmental standards. Over the past few years, there has been significant restructuring of the Chinese markets in line with China Central Government policy. Assuming that we reach anticipated production rates for neo magnets and other planned downstream products and subsequently become fully operational and integrated, increased competition may lead our competitors to engage in predatory pricing or other behaviors designed to inhibit our further downstream integration. Any increase in the amount of neo magnets or related products available in the market, including those exported from other nations would result in increased competition and may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.

The Round Top Project is at the exploration stage and we have not commenced construction or commission of the mine nor related facilities, and the development of the Round Top Project into a producing mine is subject to a variety of risks, any number of which may cause the development of the Round Top Project into a producing mine to not occur, be delayed, or not result in the commercial extraction of minerals.

We do not have declared mineral resources as defined under Item 1300 and has not yet begun to extract minerals from the Round Top Project. The Round Top Deposit might not be able to be commercially mined and our ongoing exploration programs may not result in the development of profitable commercial mining operations. Few properties or deposits that are explored are ultimately developed into producing mines. Major expenses will be required to complete the Round Top Project. We may not be able to develop the Round Top project into an operating mine and doing so may not result in the commercial extraction of mineral deposits. There are many factors that may result in the Round Top Project not reaching completion or production, including failure to obtain adequate funding, failure to successfully complete a pre- or a definitive feasibility study that the project could profitably produce rare earth minerals, failure to meet lease related timelines, failure to satisfy other operational risks regarding obtaining adequate power, water, expertise and human resources, failure to obtain and sustain the necessary permits for operations and other aspects of the business of operating the Round Top Project. We may never reach commercial or profitable production of rare earth minerals. Even if the Round Top Project is mined, we may not realize profits from our exploration or development activities in the short, medium, or long term. The actual risks that we will face in the future in connection with the Round Top Project are unknown at this time, but may include:

●	The preliminary and definitive feasibility studies, when delivered, may not support the economic viability of the Round Top Project moving forward, and the assumptions used in the studies to underpin the viability of the Round Top Project (including, but not limited to, the prices of critical minerals, rare earth minerals or lithium) may not remain accurate in the future.

●	We are in the process of developing a flow sheet with respect to the processing of rare earth minerals from our assets in the Round Top Project, but we may not be able to do so. If we are unable to develop a flow sheet that results in profitable production, our business and results of operations may be harmed.

●	An increase in the global supply of rare earth magnets or critical and rare earth minerals and lithium related products, dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.

●	When compared to many industrial and commercial operations, mining exploration and development projects are high risk and subject to uncertainties. Each mineral resource is unique and the nature of the mineralization, and the occurrence and grade of the minerals, as well as behavior of the mineral resource during mining, are unpredictable. Any mineral resource estimates may be materially different from mineral quantities we may recover, any life-of-mine estimates may prove inaccurate and market price fluctuations and changes in operating and capital costs may render mineral resources uneconomic to mine. Uncertainty and/or error in our estimates of minerals in the Round Top Deposit could result in lower-than-expected revenues and higher-than-expected costs.

●	The mining and production of rare earth and critical minerals and lithium and related products is a highly competitive industry in a high demand and growth environment and additional rare earth and critical mineral and lithium manufacturing, refining and mining competitors could result in a reduction in revenue.

●	The imposition of tariffs related to rare earths and other critical minerals and a resulting trade dispute could disrupt the market for our products.

●	The mining and production of rare earth and critical minerals and lithium and related products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or resources to provide for such activities, it could negatively impact our business.

●	The performance of the Round Top Project will depend on its ability to reach favorable production rates for the separation of rare earths.

●	The revenue generated by the Round Top Project may be negatively impacted by possible competition from substitutions for critical and rare earth minerals and lithium.

●	Our continued growth depends on our ability to obtain commercial deployment of our mineral processing and purification technology, or the identification of third-party technologies or processes, and the ability of any such technology and/or processes to efficiently process and purify one or more feedstocks of mixed rare earth mineral concentrates.

●	Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated, and future development activities may not result in profitable mining, processing or production operations.

●	The Round Top Project has no operating history on which to base estimates of future operating costs and capital requirements. Before operations commence, any projections we may produce are based upon estimates and assumptions made at the time they were prepared. If these estimates or assumptions prove to be incorrect or inaccurate, our actual operating results may differ materially from any forecasted results.

●	Our resource estimates, if any, may change significantly when new information or techniques become available. In addition, by their very nature, resource estimates are imprecise and depend to some extent on interpretations, which may prove to be inaccurate. As further information becomes available through additional fieldwork and analysis, our estimates, if any, are likely to change and these changes may result in a reduction in our resources. These changes may also result in alterations to our development and mining plans, which may, in turn, adversely affect our operations.

●	We face opposition from organizations that oppose mining which may disrupt or delay our Round Top Project.

●	We will be required to obtain and sustain governmental permits and approvals to develop and operate the Round Top Project, a process which is often costly, time-consuming and somewhat uncertain as to outcome. These permits may include permits related to disposal of radioactive mineral waste, which will depend on how we conduct our processing operations in the future as well as what thresholds (regarding whether a permit is required or not) are set by the government at that point in time. Failure to obtain or retain any necessary permits or approvals for our planned operations may negatively impact our business.

●	Our mining rights are held by one of our subsidiaries, which as of December 31, 2024, is owned approximately 81% by the Company and approximately 19% by a minority member of the applicable subsidiary. If the minority member does not meet its capital contribution requirements, then we would need to raise additional funds to cover the minority member’s shortfall in connection with the Round Top Project in exchange for additional equity in the subsidiary. Additionally, if the value of the equity of the minority member increases then the rate of dilution of the minority member’s equity in the subsidiary will decrease. Further, our interests may not align at all times with such minority member and divergence of interests may negatively impact our business.

●	A third-party has obtained prospecting permits from the GLO for land in close proximity to our Round Top Project, including land for which we have an active surface lease. There is a possibility for the third-party to convert such prospecting permits into mineral leases and, if converted, such mineral leases would potentially impact our ability to conduct our operations as currently planned.

●	Land reclamation and mine closure may be burdensome and costly.

●	Because of the dangers involved in the mining of minerals, there is a risk that we may incur liability or damages as we conduct our business.

●	We and our management do not have experience operating a mine and may not have a complete or accurate understanding of the risks we may face in the future related to the Round Top Project.

We operate in a highly competitive industry in a high demand and growth environment and additional manufacturing, refining and mining competitors could result in a reduction in revenue.

The rare earth magnet production and critical and rare earth minerals mining and processing markets are capital intensive and competitive. Production of neo magnets, and critical and rare earth minerals is dominated by our Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, our Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and other governmental regulations and lower labor and benefit costs. For instance, many of our Chinese competitors dispose of the waste material from beneficiation in wet tailings dams, which are significantly less expensive to operate and potentially more harmful to the environment than the dry tailings method that we would expect to employ. Even upon successful completion of our planned business stages and/or Projects, if we are not able to achieve our anticipated costs of production, then any strategic advantages that our competitors may have over us, including, without limitation, lower labor, compliance and production costs, could have a material adverse effect on our business.

Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as demand for neo magnets and critical and rare earth materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. These competitive pressures could have a material adverse effect on our business.

Changes in China’s or the United States’ political environment and policies, including changes in export/import policy may adversely affect our business.

Because of the current dominance of China in the critical and rare earth minerals industry, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor or shipping costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the outbreak of another global pandemic disease like COVID-19 could severely interfere with our industry and would have a material adverse effect on our operations.

Our sales may be adversely affected by the current and future political environment in China and the policies of the China Central Government. China could oversupply our markets in the United States and elsewhere with either cheaper magnet products or rare earth minerals or feedstock. China has historically heavily subsidized its domestic rare earth producers with respect to both rare earth feedstock and magnets. The United States government has called for substantial changes to foreign trade policy with China and has from time to time raised (as well as has proposed to further raise in the future), tariffs on several Chinese goods. China has at times retaliated with increased tariffs on United States goods, or the ban of exports of rare earth technologies and feedstock to other countries such as the United States. While some impacts of Chinese trade policy may be beneficial for our business, any changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars which could likely result in increased volatility in the prices of rare earth and critical minerals, necessary feedstock, and neo magnets. Furthermore, unless and until these dynamic changes in favor of the increased competitiveness of domestic production, domestic production may not be economically viable in the global market place. As we are heavily dependent upon third-party feedstock unless and until our Round Top Project becomes a producing mine capable of satisfying our feedstock needs, if ever, and as China currently dominates the global supply of rare earth feedstock necessary for the production of neo magnets, any changes in United States and China relations, including through changes in policies by the Chinese government could adversely affect our financial condition and results of operations, including: changes in laws, regulations or the interpretation thereof, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

The production of neo magnets is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or other resources necessary to provide for such production, it could negatively impact our business.

Neo magnet production requires large amounts of capital, and long-term production and processing requires significant capital investment, working capital, and ongoing maintenance expenditure. We expect to materially increase our capital expenditures and working capital requirements to begin production of neo magnets and support the growth of our business and operations. We do not currently have sufficient capital to fund our anticipated capital expenditures. We will need to raise additional capital (debt or equity) to complete or fund our Projects. Our business plan is based on, among other things, expectations as to capital expenditures and if we are unable to fund those capital expenditures or the level of necessary capital expenditures increases above our current expectations, we will not achieve the targets set forth in our business plan or be able to develop currently contemplated or future capital projects or be able to continue production at cost-effective levels. We may not be able to raise additional capital (debt or equity) to complete or fund our projects. Furthermore, any such reduction in capital expenditure may cause us to forego some of the benefits of any future increases in commodity prices, as it is generally costly or impossible to resume production immediately or complete a deferred expansionary capital expenditure project once delayed, which may adversely affect our results of operations or financial condition.

The amount of capital required for completion and build-out of our Projects may increase materially from our current estimates, and we expect to raise further funds through equity or debt financing, joint ventures, production sharing arrangements or other means. Consequently, we depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

Until commercial production is achieved from our Projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, build out and growth of our Stillwater Facility, maintaining and acquiring properties, undertaking ongoing activities and the funding obligations to develop the assets of our Projects. We will require additional capital to fund our ongoing operations, complete our Stillwater Facility, and — in connection with our Round Top Project — explore and define rare earth mineralization and establish any future mining or rare earth manufacturing operations. Such additional funding may not be available to us on satisfactory terms, or at all.

In order to finance our future ongoing operations and future capital needs, we will require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, shareholders’ rights and the value of their investment in our ordinary shares could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our ordinary shares, the market price of our ordinary shares could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt, the holders of the debt would have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. Interest on such debt would increase costs and negatively impact operating results.

If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

●	adverse economic conditions, including inflationary factors and recessionary fears;

●	adverse general capital market conditions, including rising interest rates;

●	poor performance and health of the neo magnets industry in general;

●	bankruptcy or financial distress of neo magnet companies or marketers;

●	significant decrease in the demand for neo magnets; or

●	adverse regulatory actions that affect our exploration and construction plans or the use of our current and planned products generally.

If additional capital is not available in sufficient amounts or on a timely basis, the Company will experience liquidity problems, and the Company could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of the Company’s outstanding common and preferred shares and the Company’s ability to continue as a going concern.

Any failure by management to manage growth properly could negatively impact our business.

Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. We may not be successful in upgrading our technical, operational and administrative resources or increasing our internal resources sufficiently to provide certain of our services currently provided by third parties or which will be necessary in the future. Our inability to achieve or manage growth may materially and adversely affect our business, results of operations and financial condition.

A power or other utility disruption or shortage at our Projects could temporarily delay operations and increase costs, which may negatively impact our business.

Our facilities currently rely on electricity and other utilities each provided by a single utility company in West Texas and North-Central Oklahoma, respectively. Instability in electrical or other utility supply could cause sporadic outages and brownouts. Any such outages or brownouts could have a negative impact on our production. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue and otherwise perform our contractual obligations. In addition, if power to any of our Projects is disrupted during certain phases of our production processes, we may incur significant expenses that may adversely affect our business.

Increasing costs, including rising electricity and other utility costs, or limited access to raw materials may adversely affect our profitability.

We use significant amounts of electricity and other utilities, including water, in our operations at our Projects and such usage will increase as we increase production. We also use significant amounts of raw materials, whether rare earth feedstock or other raw materials such as chemical reagents used to process rare earth oxides. We will need to purchase utilities and raw materials in the open market and as a result, we could be subject to significant volatility in cost and availability. We may not be able to pass increased prices of such utilities or raw materials through to our customers in the form of price increases. If the Round Top Project is not completed, operative, and commercial, we will be wholly reliant on third-party sources for feedstock for neo production which could be costly and damaging to results of operations. A significant increase in the price or decrease in the availability of these utilities or raw materials, could materially increase our operating costs and adversely affect our profit margins and production volumes.

Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to deliver products to our customers.

We will need to transport our products to our future customers wherever they may be located. Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Labor disputes, embargos, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other environmental events, changes to rail or ocean freight systems or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.

We will need to produce our products to exacting specifications in order to provide future customers with a consistently high-quality product. An inability to meet individual customer specifications would negatively impact our business.

Upon commencing commercial operations at our Stillwater Facility, we need to produce neo magnets to meet customer needs and specifications and to provide customers with a consistently high-quality product and to meet ever-stricter purity requirements. An inability to perfect the neo magnet production process to the level necessary in order to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations. Additionally, natural disasters, could also impact the facilities of our customers, which could have a material adverse effect on our ability to deliver our product to our customers or our customer’s demand for our products.

Diminished access to water may adversely affect our operations.

Processing of rare earth oxides requires significant amounts of water. Any disruption in the process or loss of access to adequate water sources could prompt the need for significant access to fresh water. Additionally, once we complete the Round Top Project and our Stillwater Facility, we will require an even greater amount of water for our separation and extraction operations, including additional fresh water. With respect to the Round Top Project, we maintain and operate one water supply well field, which currently contains two wells, for potable and process water and own and/or lease land and wells in another water supply well field that we may be able to operate in the future. Any disruption to our current process or decrease in available water supply may have a material adverse effect on our operations and our financial condition or results of operations. In addition, future regulation or industry best practices may require more complex water reuse and recycling processes, which may increase operating costs.

Work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers could significantly disrupt our operations and reduce our revenues.

A work stoppage by any of the third-parties providing services in connection with construction at our Projects could significantly delay our Projects, especially our Stillwater Facility, and disrupt our operations, reduce our revenues and materially adversely affect our results of operations. Efficient production of critical minerals and rare earth products using modern techniques and equipment requires skilled technicians and engineers. In addition, our optimization and eventual downstream efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.

We depend on key personnel for the success of our business. If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our desired level of growth and our business could suffer.

We highly value and depend on the contributions of our senior management and key personnel, particularly our experts with respect to magnet production. Our success continues to depend largely upon the performance of key officers, employees and consultants who have advanced us to our current stage and contributed to our potential for future growth. The market for qualified talent has become increasingly competitive, with shortages of qualified talent relative to the number of available opportunities being experienced in all markets where we conduct our operations. The ability to remain competitive by offering higher compensation packages and programs for growth and development of personnel, with a view to retaining existing talent and attracting new talent, has become increasingly important to us and our operations in the current climate. We may not be able to replace our senior management or key personnel (including personnel that are key to magnet production) with persons of equivalent expertise and experience within a reasonable period of time or at all if one or more of our senior management and key personnel are not retained, and we may incur additional expenses to recruit, train and retain additional personnel. Any prolonged inability to retain key individuals, or to attract and retain new talent as we grow, could have a material adverse effect upon our growth potential and prospects. Additionally, we have not purchased any “key-man” insurance for our directors, officers or key employees.

We are subject to certain agreements with government entities that have provided us with certain incentives and favorable financing and contain conditions and obligations, including local investment, job creation, and repayment terms, that, if not complied with, could negatively impact our business or require us to repay that financing or lose access to those incentives.

We have been offered incentives by the State of Oklahoma, as well as the city of Stillwater, Oklahoma, to locate and operate our Projects, especially our Stillwater Facility. These incentives include cash grants, development financing at favorable terms, certain tax exemptions and rights to participate in government-subsidized jobs programs, among other things. If we do not comply with certain conditions and obligations in any such agreements, the governmental entities may terminate the respective agreement under which the incentives are to be provided, potentially resulting in the Company being required to repay certain funds and/or losing access to the applicable incentives and subsidized jobs programs. For more information on these agreements with government entities, see the section entitled “Information About USARE — Government Programs and Grants”.

The holders of our preferred stock have certain approval rights over actions taken by the Company, including related to incurring debt. If we are unable to secure those approvals or do so in a timely manner, we may fail to access debt capital when otherwise necessary or advisable.

The holders of our preferred stock have certain approval rights over actions taken by the Company, including: liquidation, dissolution or wind-up of the Company, amendment of the Company’s organizational documents, creation or issuance of the Company’s equity interests, the purchase or redemption of our preferred stock, entrance into affiliate transaction (subject to certain exceptions) or the incurrence of debt by the Company above certain specified thresholds. The approval rights remain in effect as long as certain parties specified in the Series A Preferred Stock Certificate of Designation (as defined below) own 20% or more of our Series A Preferred Stock and require the approval of a majority holders of our preferred stock. Our obligations to the holders of our preferred stock could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on the value of our equity. If we issue additional shares of preferred stock in the future, they would likely also have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up. So long as we have preferred stock outstanding, the rights of the holders of our common stock could be adversely affected, including as a result of any delay in receiving any necessary approvals from the holders of our preferred stock or as a result of our preferred stock making it more difficult for another company to acquire us.

Our business may be adversely affected by force majeure events outside our control, including labor unrest, civil disorder, war, subversive activities or sabotage, extreme weather conditions, fires, floods, tornados, explosions or other catastrophes, epidemics or quarantine restrictions.

We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, our Stillwater Facility is located in Stillwater, Oklahoma, which is in the geographical area known as “tornado alley”. If major disasters such as tornados, earthquakes, wildfires, health epidemics or pandemics, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at our Projects may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

Our success depends on developing and maintaining relationships with local communities and stakeholders.

Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our Projects, including those people who may have rights or may assert rights to certain of our properties and other stakeholders in our operating locations. Local communities and stakeholders may be dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us. Any such occurrence could materially and adversely affect our business, financial condition or results of operations, as well as our ability to commence or continue exploration or mine development activities.

Since its inception, USARE OpCo has generated negative operating cash flows and we may experience negative cash flow from operations in the future. USARE OpCo’s consolidated financial statements have been prepared on a going concern basis.

Since its inception, USARE OpCo has generated negative operating cash flows and we may experience negative cash flow from operations in the future. USARE OpCo’s consolidated financial statements, which were included in the Company’s Current Report on Form 8-K, which was filed with the SEC on March 19, 2025, have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. USARE OpCo’s independent registered public accounting firm has included in its report for the year ended December 31, 2024 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. New USARE’s and USARE OpCo’s ability to continue as a going concern is contingent upon, other factors, our ability to achieve our revenue forecasts and our ability to raise additional capital through sales of our securities, including this offering, and incurrence of debt, as needed to fund future growth. Our future operations are dependent upon the identification and successful completion of equity or debt financings and the continued achievement of profitable operations at an indeterminate time in the future. We may not be successful in completing equity or debt financings or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classifications of assets and liabilities that would be necessary should we be unable to continue as a going concern.

Risks Related to Legal, Compliance, and Regulations

Our operations at our Projects are subject, or may become subject, to extensive and costly environmental requirements; and current and future laws, regulations and permits impose or may impose significant costs, liabilities or obligations or could limit or prevent our ability to continue our current operations or to undertake new operations.

We are subject, or may be subject in the future, to numerous and detailed, federal, state and local environmental laws, certifications, regulations and permits, including, without limitation, those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, GHG, emissions, water usage and pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment, procurement of certain materials used in our operations and groundwater quality and availability. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. These requirements may in the future result in the exploration and development in connection with our Round Top Project being delayed, limited or prevented, and development operations may be curtailed. Failure to comply with these laws, regulations and permits, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, the suspension or revocation of permits and other sanctions or the loss of support from key stakeholders. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, environmental legislation and regulation, as well as the expectations of stakeholders, are evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, cessation of operations, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Any changes in these laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business and/or the results of our operations and financial condition.

We will be required to obtain and maintain governmental permits and approvals to develop and operate the Projects, a process which is often costly and time-consuming. Failure to obtain or retain any necessary permits or approvals for our planned operations may negatively impact our business.

We are required to obtain and renew governmental permits and approvals for our Projects in connection with any exploration and development activities that we may in the future undertake and, prior to mining any mineralization that we discover, we may be required to obtain additional governmental permits and approvals that we do not currently possess or anticipate. Obtaining and renewing any of these governmental permits is a complex, time-consuming and uncertain process involving numerous jurisdictions, multiple government agencies, public hearings and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables, some of which are not within our control, including the interpretation of approval requirements administered by the applicable governmental authority as well as the time required for, and the outcome of, any necessary environmental impact assessment.

We may not be able to obtain or renew permits or approvals that are necessary to our planned operations, or we may discover that the cost and time required to obtain or renew such permits and approvals exceeds our expectations. Any unexpected delays, costs or conditions associated with the governmental approval process could delay our planned exploration, development and mining operations, which in turn could materially adversely affect our prospects, revenues and profitability. In addition, our prospects may be adversely affected by the revocation or suspension of permits or by changes in the scope or conditions for use of any permits obtained.

For example, while many of the permits required for development of the Round Top Project come, or are expected to come, from the State of Texas, it is possible that the project will require a permit from the federal governments, such as a permit under Section 404 of the Clean Water Act. If the project requires a federal permit, the project will be subject to environmental review under the NEPA. In that circumstance, in addition to additional permitting review, NEPA also provides an additional avenue for opponents to challenge the project.

For example, in addition to the permits that we have been issued to date, we are required to obtain other permits and approvals before construction or operations related to zoning, rezoning, construction mining, mineral concentration and chemical manufacturing. To obtain certain permits, we may be required to conduct environmental studies and collect and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. The permitting rules, and interpretation thereof, are complex and have generally become more stringent over time. In some cases, the public (including environmental interest groups) has rights to comment upon, and submit objections to, permit applications and environmental impact statements prepared in connection therewith, and otherwise participate in the permitting process, including challenging the issuance of permits, validity of environmental impact statements and determinations and performance of permitted activities. Accordingly, permits required for our operations, including our Projects, may not be issued, maintained, exchanged, amended or renewed in a timely fashion or at all, or may be issued or renewed upon conditions that restrict our ability to conduct our operations economically. Any such failure to obtain, maintain, exchange, amend or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.

Private parties, such as environmental organizations and local residents, frequently attempt to intervene in the permitting process to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs of and cause delays in the permitting process and could cause us not to proceed with the development or operation of a property. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.

Our failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations could negatively impact our reputation and results of operations.

The legal and regulatory framework in which we operate is complex, and our governance and compliance policies and processes may not prevent potential breaches of law or accounting or other governance practices. Our operating and ethical codes, among other standards and guidance, may not prevent instances of fraudulent behavior and dishonesty, nor guarantee compliance with legal and regulatory requirements.

We are required to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include Australian anti-bribery and corruption legislation, as well as the laws of the other countries (for example, the U.S. Foreign Corrupt Practices Act and the UK’s Bribery Act 2010) where we do business or have a close connection. These laws and regulations may restrict our operations, trade practices, investment decisions and partnering activities. These and other applicable laws prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. We are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and representatives into contact with “foreign officials” responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations.

Our failure to successfully comply with these laws and regulations may expose us to reputational harm, as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance, on the other hand, often adds cost and complexity to the permitting process and subsequent operations. We continuously develop and maintain policies and procedures designed to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar areas. However, there can be no guarantee that our policies and procedures will effectively prevent violations by our employees or business partners acting on our behalf, for which we may be held responsible, and any such violation could adversely affect our reputation, business, results of operations and financial condition.

Our operations at our Projects are subject, or may become subject, to environmental, health and safety regulations, which could impose additional costs and compliance requirements, and we may face claims and liability for breaches, or alleged breaches, of such regulations and other applicable laws.

Our operations at our Projects are subject to compliance with various environmental, health and safety laws, regulations, permitting requirements and standards.

We are subject to environmental laws, regulations and permits in the various jurisdictions in which we operate. These environmental laws, regulations, and permits present greater risks if we progress our mining operations. Such regulations would include those relating to, among other things, the removal and extraction of natural resources, the emission and discharge of materials into the environment, including plant and wildlife protection, remediation of soil and groundwater contamination, reclamation and closure of properties, including waste storage facilities, groundwater quality and availability, and the handling, storage, transport and disposal of wastes and hazardous materials. Pursuant to such requirements, we may be subject to inspections or reviews by governmental authorities. Failure to comply with these environmental requirements may expose us to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. We expect to continue to incur significant capital and other compliance costs related to such requirements. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If our noncompliance with such regulations were to result in a release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing, as well as any new environmental, health and safety laws and regulations applicable to our business or stricter interpretation or enforcement of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.

We also could be liable for any environmental contamination at, under or released from our or our predecessors’ currently or formerly owned or operated properties or third-party waste disposal sites. Certain environmental laws impose joint and several strict liability for releases of hazardous substances at such properties or sites, without regard to fault or the legality of the original conduct. A generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. Accordingly, we may be held responsible for more than our share of the contamination or other damages, up to and including the entire amount of such damages. In addition to potentially significant investigation and remediation costs, such matters can give rise to claims from governmental authorities and other third parties, including for orders, inspections, fines or penalties, natural resource damages, personal injury, property damage, toxic torts and other damages. Our costs, liabilities and obligations relating to environmental matters could have a material adverse effect on our business, financial position and results of operations.

Additionally, due to the nature of our operations, our employees and contractors are exposed to varying degrees of risk in the workplace. These risks may include exposure to dangerous situations, machinery or materials and/or health hazards and have the potential to result in disease, personal injury or death. We are subject to laws and regulations concerning the health, safety and security of our employees (including third-party personnel) working at sites and persons who are not employed by us but may be directly affected by our operations under our management and, accordingly, must implement adequate health and safety systems and procedures. Health and safety incidents can result in loss of life, losses and liabilities, work stoppages, serious damage to equipment or property or environmental damage. These risk factors can, singularly or in combination, have a material effect on our reputation, results of operations and financial condition. In the event of disease, injury or death arising out of the negligence of an employer or its employees, a risk of civil and, in certain circumstances, criminal litigation exists. In the case of a work-related fatality, an employer may be subjected to criminal charges in a court of law. Furthermore, such incidents can result in citations for violation of various health and safety laws and regulations that could have a material adverse effect on our results of operations, financial condition and/or prospects.

The impacts of climate change may adversely affect our operations and/or result in increased costs to comply with changes in regulations.

Climate change is an international and community concern which may directly or indirectly affect our business and current and future activities. The continuing rise in global average temperatures has created varying changes to regional climates across the world and extreme weather events have the potential to delay or hinder our exploration activities at our mineral projects, and to delay or cease operations at any future mine. This may require us to make additional expenditures to mitigate the impact of such events which may materially and adversely increase our costs and/or reduce production at a future mine. Governments at all levels are amending or enacting additional legislation to address climate change by regulating, among other things, carbon emissions and energy efficiency, or where legislation has already been enacted, regulation regarding emission levels and energy efficiency are becoming more stringent. As a significant emitter of GHG emissions, the mining industry is particularly exposed to such laws and regulations. Compliance with such legislation and regulations, including the associated costs, may have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to commence or continue our exploration and future development and mining operations.

Changing climate patterns may also affect the availability of water. If the effects of climate change cause prolonged disruption in the delivery of essential commodities, then production efficiency may be reduced, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, climate change is perceived as a threat to communities and governments globally and stakeholders may demand reductions in emissions or call upon companies to better manage their consumption of climate-relevant resources. A number of governments have already introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent. If the current regulatory trend continues, this may result in increased costs at our Round Top Project.

We are exposed to possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims. Further, we may be involved in disputes with other parties in the future that may result in litigation. Current or future litigation or administrative proceedings could have a negative impact on our business.

We may become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings and legal actions, relating to personal injuries, property damage, property taxes, land rights, the environment and contract disputes.

The outcome of outstanding, pending or future proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

If we take federal monies, we could become subject to federal regulations. This could delay timing and increase costs.

To date, we have not accepted any federal grants or other monies. The acceptance of federal monies would make the Company and its operations subject to continued compliance with various federal regulations to which the Company is not currently subject. The imposition of any additional federal regulations as a result of accepting any federal monies could delay timing of the expected completion of our Projects and increase our costs. Any such delays or increased costs could harm our business and operations.

Risks Related to Intellectual Property and Technology

If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.

There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the United States and elsewhere in the world that relate to our rare earth products and processes. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.

Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in the completion of our Projects and our downstream expansion plans. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

●	be prohibited from, or delayed in, selling or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;

●	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or

●	be required to redesign a product or process so it does not infringe a third party’s patent, which may not be possible or could require substantial funds and time.

In addition, we could be subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.

If we are unable to resolve claims that may be brought against us by third parties related to their intellectual property rights on terms acceptable to us, we may be precluded from offering some of our products or using some of our processes.

We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely or may rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth oxide and magnet production processes that are not currently patented. Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents, if and once received, could reduce the value of the related products. In addition, the cost to litigate infringements of our patents (if and once received) or other intellectual property, or the cost to defend ourselves against patent or other intellectual policy infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.

Proprietary trade secrets and unpatented know-how are also very important to our business. We rely on trade secrets to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure. Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation. Further, a failure of our information technology and data security infrastructure could adversely affect our business and operations.

We maintain information necessary to conduct our businesses, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We attempt to develop and maintain information security programs to identify and mitigate cyber risks but the development and maintenance of these programs is costly and requires ongoing monitoring and updating as technology changes and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

If our information or cyber security systems or data are compromised in a material way, our ability to conduct our businesses may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged, resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees or damages arising from litigation and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident. Insurance we obtain may not cover losses or damages associated with such attacks or events.

We rely on various information technology systems. These systems remain vulnerable to disruption, damage or failure from a variety of sources, including, but not limited to, errors by employees or contractors, computer viruses, cyberattacks, including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our business, financial condition or results of operations. We may incur material losses relating to cyberattacks or other information security breaches in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As such threats continue to evolve, we may be required to expend additional resources to modify or enhance any protective measures or to investigate and remediate any security vulnerabilities.

Risks Related to our Securities.

The Certificate of Designation for our Series A Cumulative Convertible Preferred Stock and the Series A Preferred Investor Warrants each contain “full ratchet” anti-dilution provisions and a VWAP adjustment provision applicable to the conversion price and exercise price, respectively, which may result in a greater number of shares of Common Stock being issued upon conversions or exercises than if the conversions or exercises were effected at the conversion price or exercise price in effect currently.

The Certificate of Designations of Preferences, Rights and Limitations of 12% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock Certificate of Designation”) for our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) contains “full ratchet” anti-dilution provisions applicable to the conversion prices used in voluntary conversions of Series A Preferred Stock by the holders thereof which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings at prices less than $10.00 per share. In addition, if the 20-day volume-weighted average price of the Common Stock on the twenty-first trading day following the date that is six months after Closing Date is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $7.50 (the “VWAP Adjustment”). The exercise price of the Series A Preferred Investor Warrants are initially exercisable at $12.00 per share of Common Stock, subject to the same anti-dilution and other adjustments as the Series A Preferred Stock. If the exercise price of the Series A Preferred Investor Warrants is reduced, the number of shares of Common Stock that may be purchased upon exercise of such Series A Preferred Investor Warrants will be increased proportionately, so that after such adjustment, the aggregate exercise price payable thereunder for the adjusted number of shares of Common Stock shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

If in the future, while any of our Series A Preferred Stock or Series A Preferred Investor Warrants are outstanding, we issue securities at an effective Common Stock purchase price below $10.00 that is less than the applicable conversion price of our Series A Preferred Stock or exercise price of our Series A Preferred Investor Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Series A Preferred Stock Certificate of Designation and the Series A Preferred Investor Warrants, to further reduce the relevant conversion price, which will result in a greater number of shares of Common Stock being issuable upon conversion or exercise of the Series A Preferred Stock or Series A Preferred Investor Warrants, as applicable, which in turn will have a greater dilutive effect on our stockholders. Similarly, if the VWAP Adjustment is triggered, we will be required to reduce the relevant conversion price, which will result in a greater number of shares of Common Stock being issuable upon conversion or exercise of the Series A Preferred Stock or Series A Preferred Investor Warrants, as applicable, which in turn will have a greater dilutive effect on our stockholders. Further, because the Series A Preferred Stock votes, together with the Common Stock, on an as-converted basis, a reduction in the conversion price will immediately dilute the voting interest of our Common Stock, even if the Series A Preferred Stock is not converted. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of our Series A Preferred Stock or Series A Preferred Investor Warrants are outstanding.

Further, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Series A Preferred Stock and exercise of the Series A Preferred Investor Warrants if the applicable conversion price or exercise price is reduced. If we do not have a sufficient number of available shares for such conversions or exercises, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The provisions of our certificate of incorporation, our bylwas and the DGCL summarized below may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that you might consider in your best interest, including an attempt that might result in your receipt of a premium over the market price for your shares of Common Stock.

Our certificate of incorporation and bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and that may have the effect of delaying, deferring or preventing a future takeover or change in control of us unless such takeover or change in control is approved by our board of directors.

These provisions include:

●	Authorized but Unissued Capital Stock. The authorized but unissued shares of our preferred stock will be available for future issuance without stockholder approval. These additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of our preferred stock could render more difficult or discourage an attempt to obtain control of a majority of Common Stock by means of a proxy contest, tender offer, merger or otherwise.

●	No Cumulative Voting for Directors. The DGCL provides that stockholders are not entitled to cumulate votes in the election of directors unless a corporation’s certificate of incorporation provides otherwise. Our certificate of incorporation does not provide for cumulative voting. As a result, the holders of our Common Stock representing a majority of the voting power of all of the outstanding shares of our capital stock of will be able to elect all of the directors then standing for election.

●	Quorum. Our bylaws provide that at all meetings of our board of directors, a majority of the Whole Board (as defined therein) will constitute a quorum for the transaction of business.

●	Action by Written Consent. Any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in lieu of a meeting of stockholders by such holders; provided, however, that any action required or permitted to be taken by the holders of our preferred stock, voting separately as a series or separately as a class with one or more other such series, may be taken without a meeting, without prior notice and without a vote, to the extent expressly so provided by the applicable certificate(s) of designation relating to such series of preferred stock.

●	Special Meetings of Stockholders. Our certificate of incorporation provides that, except as otherwise required by law and subject to the rights of the holders of any series of our preferred stock, special meetings of stockholders of for any purpose or purposes may be called at any time only by or at the direction of the Chair of our board of directors or by a resolution adopted by the affirmative vote of a majority of the total number of directors that we would have if there were no vacancies on the our board of directors, but such special meetings may not be called by stockholders or any other person or persons.

●	Advance Notice Procedures. Our bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of the stockholders, and for stockholder nominations of persons for election to our board of directors to be brought before an annual or special meeting of stockholders. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of our board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given our secretary timely written notice, in proper form, of the stockholder’s intention to bring that business or nomination before the meeting. Although our bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, as applicable, our bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of the company.

The requirements of being a public company in the U.S. may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that result from being a public company in the U.S. may be greater than we anticipate.

Requirements associated with being a public company in the United States requires significant resources and management attention. We are subject to certain reporting requirements of the Exchange Act, and the other rules and regulations of the SEC, and Nasdaq. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make some activities more time-consuming and costly. For example, these rules and regulations have made it, and may continue to make it, more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. In addition, as a public company we are required to provide a report from management on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements. If we cannot provide reliable financial reports or prevent fraud and errors in our financial statements, our reputation and operating results could be materially adversely affected. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, complying with rules and regulations and the increasingly complex laws pertaining to public companies requires substantial attention from our senior management, which could divert their attention away from the day-to-day management of our business. These cost increases and the diversion of management’s attention could materially and adversely affect our business, results of operations and financial condition. We are also hiring additional personnel to support our financial reporting function and may face challenges in doing so.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of these securities at the time of the Business Combination could have varied significantly from their prices on the date the Business Combination Agreement was executed, the date of this Annual Report, or the date on which Inflection Point’s shareholders voted on the Business Combination. Because the number of shares issued pursuant to the Business Combination Agreement were based on the per share value of the amount in Inflection Point’s trust account and was not adjusted to reflect any changes in the market price of Inflection Point’s Class A ordinary shares, the market value of shares of our and securities converted or exercised for shares of our Common Stock issued in the Business Combination could have been higher or lower than the values of these securities on earlier dates.

In addition, following the Business Combination, our shares of Common Stock do not have any redemption rights like Inflection Point’s public shares had and fluctuations in the price of shares of our Common Stock could contribute to the loss of all or part of your investment. The trading price of shares of our Common Stock following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Inflationary pressures, increases in interest rates and other adverse economic and market forces may contribute to potential downward pressures in market value of shares of Common Stock. Additionally, any of the risk factors discussed in this Annual Report could have a material adverse effect on your investment and shares of Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of shares of Common Stock may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of shares of Common Stock irrespective of our operating performance. The stock market in general, and Nasdaq specifically, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

There is no guarantee that the New USARE Warrants will ever be in the money, and they may expire worthless.

The exercise price for the New USARE Warrants is $11.50 per share of Common Stock, subject to adjustment. There is no guarantee that the New USARE Warrants will ever be in the money prior to their expiration, and as such, the New USARE Warrants may expire worthless.

Your unexpired New USARE Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

Outstanding New USARE Warrants may be redeemed at any time after they become exercisable and prior to their expiration, at a price of $0.01 per New USARE Warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing at least 150 days after completion of the Business Combination ending on the third trading day prior to the date we send the notice of redemption to the New USARE Warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption rights if the issuance of share of Common Stock upon exercise of the New USARE Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are is unable to effect such registration or qualification, subject to New USARE’s obligation in such case to use its best efforts to register or qualify the shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by Inflection Point in its IPO. Redemption of the outstanding New USARE Warrants could force you (a) to exercise your New USARE Warrants and pay the exercise price at a time when it may be disadvantageous for you to do so, (b) to sell your New USARE Warrants at the then-current market price when you might otherwise wish to hold your New USARE Warrants or (c) to accept the nominal redemption price which, at the time the outstanding New USARE Warrants are called for redemption, is likely to be substantially less than the market value of your New USARE Warrants.

The New USARE Warrants and the Series A Preferred Investor Warrants may have an adverse effect on the market price of the Common Stock.

There are an aggregate of 18,500,000 New USARE Warrants outstanding, each exercisable for $11.50 per share of Common Stock. The Company has issued Series A Preferred Investor Warrants exercisable for an aggregate of 5,279,413 shares of Common Stock, subject to adjustment, at an initial exercise price of $12.00, subject to adjustment. Such New USARE Warrants and the Series A Preferred Investor Warrants, if and when exercised, will increase the number of issued and outstanding shares and may reduce the market price of the Common Stock.

You may only be able to exercise your New USARE Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Common Stock from such exercise than if you were to exercise such New USARE Warrants for cash.

The warrant agreement governing the New USARE Warrants, dated as of May 24, 2023 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, provides that in the following circumstances holders of public New USARE Warrants who seek to exercise their New USARE Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Common Stock issuable upon exercise of the New USARE Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of Common Stock are at the time of any exercise of a public New USARE Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public New USARE Warrants for redemption.

If you exercise your New USARE Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the New USARE Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the New USARE Warrants, multiplied by the excess of the “fair market value” of shares of Common Stock (as defined in the next sentence) over the exercise price of the New USARE Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of New USARE Warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such New USARE Warrants for cash.

A significant portion of our total outstanding Common Stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We are party to a registration rights agreement with Inflection Point Holdings II LLC, the holders of Series A Preferred Stock and Series A Preferred Investor Warrants, and certain other holders of our securities.

Although former members of USARE OpCo that received more than 2% of our Common Stock in the Business Combination and the Sponsor are prohibited from transferring any of the Common Stock they held as of the Closing Date (subject to customary exceptions) until six months after the Closing Date, and are further prohibited from selling more than 50% of such holdings until one year after the Closing Date, these shares may be sold under a registration statement or pursuant to an exemption from registration after the expiration or early termination or release of the respective applicable lock-ups. The holders of Series A Preferred Stock and Series A Preferred Investor Warrants are not, in their capacities as such, subject to any contractual lock-up restrictions. As restrictions on resale end and the registration statement is available for use, the market price of Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our certificate of incorporation provides, subject to limited exceptions, that the courts of the State of Delaware are the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions be brought in the Court of Chancery of the State of Delaware or, if that court does not have jurisdiction, a state court located within the State of Delaware or the federal district court for the District of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our certificate of incorporation provides that this choice of forum does not apply to any complaint asserting a cause of action under the Securities Act and the Exchange Act. Finally, our certificate of incorporation provides that federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.

While the Delaware Supreme Court has upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to the exclusive forum provision in our certificate of incorporation, a court of a state other than the State of Delaware could decide that such provisions are not enforceable under the laws of that state.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We may be subject to securities litigation, which is expensive and could divert management’s attention.

The share price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on its business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Common Stock less attractive to investors.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

We cannot predict if investors will find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active market for our Common Stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We rely on our technology network infrastructure and information systems to operate our business, interact with vendors and customers, and collect and make payments, among other functions. Our internally developed infrastructure and systems, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats and incidents, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity or availability of such systems or related information.

Such attacks have become more sophisticated over time, especially as threat actors have become increasingly well-funded by or themselves include governmental actors with significant means. We expect that the sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies. The Company experiences cyber threats in the normal course of its business, and computer viruses, hackers, employee misconduct and other external hazards could expose our information systems to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business. Refer to Item 1A. Risk Factors, for additional details on cybersecurity risks that could potentially materially affect the Company.

We manage our risks from cybersecurity threats through our overall enterprise risk management process, which is overseen by the Board. Our cybersecurity risks are considered individually as part of our enterprise risk management process alongside other risks, and priorities and discussed with our Board. The Company seeks to prioritize the management of cybersecurity risk and the protection of confidential information and systems. Under the supervision of the Chief Executive Officer (“CEO”) and VP of Business Operations and Strategy, we work to identify all computing assets including hardware, software, and network infrastructure in order to conduct a risk assessment. We consider threats that may originate from both internal and external sources and maintain technical security controls internally. We are putting in place plans for our employees to receive mandatory recurring cybersecurity training and phishing exercises.

The Company’s VP of Business Operations and Strategy reports directly to the CEO and leads the Information Technology team (collectively, the “IT Security Team”). The IT Security Team is responsible for the strategic oversight of cybersecurity risk management and strategy including the identification and assessment of cybersecurity threats and incidents. Periodically, the Company’s VP of Business Operations and Strategy is also responsible, alongside the Chief Financial Officer (“CFO”) and senior management, to keep the Audit Committee of the Board of Directors informed and briefed with respect to cybersecurity risks and risks. Our VP of Business Operations and Strategy has extensive experience of over 20 years in various IT roles across a range of cyber technologies, processes and strategies and is supported by the IT Security Team and the wider IT team, to support the Company’s cyber risk management processes, including the prevention, detection and mitigation of cybersecurity threats and incidents, and any required response to and remediation of such cybersecurity threats or incidents.

Governance

The Audit Committee is responsible for providing governance and oversight over the Company’s operational cybersecurity program, risk management and incident response on behalf of the Board. On a periodic basis, management will report the results of any risk assessments, including the evaluation of any cybersecurity risks, and the actions that the Company has taken to mitigate these risks. This includes assessing the measures and controls in place to mitigate cybersecurity risks and providing oversight of the response of any significant cybersecurity threats and incidents.

Item 2. Properties.

For information regarding the properties of USARE, reference is made to the disclosure set forth above in Item 1. Business of this Annual Report under the heading “USARE’s Facilities,” which is incorporated herein by reference.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of our business, the outcomes of which are subject to uncertainty. Any claims against us, whether meritorious or not, can be time-consuming, result in costly litigation, require significant management time, create a negative perception of the company with communities, stakeholders, and government agencies and result in the diversion of significant operational resources.

A complaint was filed in Delaware Chancery Court by Ramco Asset Management, LLC (“Ramco”), US Trading Company Metals RE, LLC, and Dinsha Dynasty Trust (collectively, the “Plaintiffs”) on July 29, 2022 against USARE OpCo, Morzev Pty Ltd., Mordechai Gutnick ATF the Morzev Trust, Mordechai Gutnick, and Pini Althaus (collectively, the “Defendants”), captioned Ramco Asset Management, LLC v. USA Rare Earth, LLC, C.A. No. 2022-0665-SG (as amended, the “Complaint”). In connection with this matter and a disagreement regarding the number of units of USARE OpCo that were issued to the Plaintiffs in transactions during 2019, the Complaint alleged causes of action for breach of contract, breach of fiduciary duty, breach of the Corporations Act (Australia), fraud and misrepresentation, and breach of the duty of good faith and fair dealing. The Complaint seeks a variety of relief, including compensatory and punitive damages, curative equity, attorneys fees and expenses and other relief as may be granted by the court. USARE OpCo thereafter filed a motion to dismiss Plaintiffs’ claims. After motion practice and argument, the court dismissed all claims, except for Ramco’s alleged breach of contract claim and alleged breach of good faith and fair dealing as asserted against USARE OpCo. The remaining plaintiff has not quantified its alleged damages. Ramco and USARE OpCo are now engaged in discovery, with trial scheduled for November 2025. USARE OpCo intends to contest this matter vigorously.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants are listed on Nasdaq under the symbols “USAR” and “USARW”, respectively.

Holders

As of March 27, 2025, there were 444 holders of record of our Common Stock, 27 holders of record of our Series A Preferred Stock, and 2 holders of our New USARE Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock and New USARE Warrants are held of record by banks, brokers and other financial institutions.

Pursuant to our bylaws, the former members of USARE OpCo (excluding the former holders of the USARE Class A Convertible Preferred Units and the USARE Class A Preferred Investor Warrants, solely with respect to securities received in exchange for such USARE OpCo securities) (together with their permitted transferees, the “USARE Lock-Up Holders”) are not be permitted, prior to the date that is six months after the Closing Date (the “Initial Common Stock Lock-Up Period”) to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of Common Stock that were or will be issued or were or will be issuable to such USARE Lock-Up Holders in connection with the transactions contemplated by the Business Combination Agreement (the “USARE Lock-Up Shares”) (ii) enter into any swap or other transfer arrangement in respect of the USARE Lock-Up Shares or (iii) take any other similar actions (the actions specified in the foregoing clauses (i) through (iii), collectively, “Transfer”), without the prior written consent of our board of directors. Our bylaws further provide that such USARE Lock-up Holders will not be permitted to, prior to the date that is one year after the Closing Date (the “Second Common Stock Lock-Up Period”), Transfer more than 50% of the USARE Lock-Up Shares, without the prior written consent of our board of directors. Our bylaws provide for certain permitted transfers, including but not limited to, transfers to certain affiliates or family members, transfers of shares acquired on the open market after the consummation of the Business Combination, subject to certain conditions, or the exercise of certain stock options and warrants.

Notwithstanding the foregoing, in connection with the Closing of the Business Combination, our board of directors released specified USARE Lock-Up Holders, generally the USARE Lock-Up Holders who were expected to own less than 0.2% of the Common Stock issued to all USARE Lock-Up Holders in the Business Combination, from the lock-up described above.

Dividends

We have not paid any cash dividends on our securities to date. We do not intend to pay cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, we did not have any securities authorized for issuance under equity compensation plans. On March 13, 2025, in connection with Closing of the Business Combination, our shareholders approved the USA Rare Earth, Inc. 2024 Omnibus Incentive Plan (the “USARE Incentive Plan”). We have reserved a total of 13,000,000 shares of our common stock for issuance pursuant to the USARE Incentive Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the USARE Incentive Plan is 13,000,000, in each case, subject to certain adjustments set forth therein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

At the closing of the Business Combination, we issued:

i.	an aggregate of 784,315 shares of Series A Preferred Stock and Series A Preferred Investor Warrants exercisable for an aggregate of 784,315 shares of Common Stock, subject to adjustment, at an initial exercise price of $12.00 per share, subject to adjustment, pursuant to the PIPE SPAs, for an aggregate consideration of $8,000,000;

ii.	an aggregate of 131,048 shares of Series A Preferred Stock pursuant to the Blitzer Series A SPA (as defined below) in exchange for Michael Blitzer’s forgiveness of the remaining 50% of the Convertible Promissory Note (as defined below); and

iii.	an aggregate of 877,500 shares of Common Stock pursuant to USARE OpCo’s arrangements with Cohen & Company Capital Markets, A Division of J.V.B. Financial Group, LLC (“CCM”).

These securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Each acquiror is an accredited investor for purposes of Rule 501 of Regulation D.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “Inflection Point,” “Inflection Point Acquisition Corp. II,” “our,” “us” or “we” refer to Inflection Point Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. The term “USARE OpCo” refers to USA Rare Earth, LLC, and the term “New USARE” refers to USA Rare Earth, Inc. after the consummation of the Business Combination.

The financial information included in this Item 7 is that of Inflection Point prior to the Business Combination because the Business Combination was consummated subsequent to the period covered by the audited financial statements included in this Annual Report.

Overview

Until March 13, 2025, we were a special purpose acquisition company incorporated in the Cayman Islands on March 6, 2023, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. Our intent was to effectuate a business combination, including the Business Combination, using cash derived from the proceeds of the IPO and the sale of the private placement warrants, our shares, debt or a combination of cash, our shares and debt.

We incurred significant costs in the pursuit of our acquisition plans.

Results of Operations

We have neither engaged in any operations nor generated any revenues through December 31, 2024. Our only activities from March 6, 2023 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for our IPO, described below, and subsequent to the IPO, identifying a target company for a business combination and activities in connection with the Business Combination. We did not generate any operating revenues from March 6, 2023 (inception) through December 31, 2024. We generated non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in the trust account established in connection with Inflection Point’s IPO (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $7,899,035, which consists of dividend income earned on marketable securities held in the Trust Account of $12,019,932, change in fair value of Forward Purchase Agreement of $435,568 and interest income from bank of $5,755, partially offset by formation and operating costs of $4,077,377 and loss on issuance of Forward Purchase Agreements of $484,843.

For the period from March 6, 2023 (inception) through December 31, 2023, we had net income of $6,748,069, which consists of dividend income earned on marketable securities held in the Trust Account of $7,721,518 and interest income from bank of $11,763, partially offset by formation and operating costs of $985,212.

Business Combination with USARE

On August 21, 2024 (the “Signing Date”), Inflection Point entered into that certain Business Combination Agreement by and among Inflection Point, USARE OpCo and Merger Sub (as amended on November 12, 2024 and January 30, 2025), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub merged with and into USARE OpCo with USARE continuing as the surviving company and a direct wholly owned subsidiary of Inflection Point. In connection with the Closing of the Business Combination, Inflection Point changed its name to “USA Rare Earth, Inc.”.

The Domestication

Inflection Point, after obtaining the required shareholder approvals, completed the Domestication, changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Prior to, but on the same day as, the Domestication, Inflection Point provided its public shareholders the opportunity to redeem their public shares on the terms and conditions set forth in the Business Combination Agreement and Inflection Point’s governing documents (the “Redemption”). The Company redeemed 128,140 public shares in the Redemption.

By virtue of the Domestication and subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, including approval of Inflection Point’s shareholders: (i) immediately prior to the Domestication, pursuant to the Sponsor Support Agreement (as defined below) each of the then issued and outstanding Class B ordinary shares of Inflection Point converted automatically, on a one-for-one basis, into one (1) Class A ordinary share, par value of $0.0001 per share, of Inflection Point (the “Sponsor Share Conversion”); and (ii) in connection with the Domestication, (x) each then issued and outstanding Class A ordinary share (that was not redeemed pursuant to the Redemption) converted automatically, on a one-for-one basis, into one (1) share of Common Stock; (y) each of the then issued and outstanding warrants representing the right to purchase one Class A ordinary share converted automatically into a New USARE Warrant to acquire one (1) share of Common Stock; and (z) each of the then issued and outstanding units of Inflection Point was cancelled and each holder thereof became entitled to one share of Common Stock and one-half (1/2) of one New USARE Warrant.

The Merger and Consideration

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”), (i) each warrant to purchase Class C convertible preferred units of USARE OpCo (the “USARE Class C Convertible Preferred Units”) or Class C-1 convertible preferred units of USARE OpCo (the “USARE Class C-1 Convertible Preferred Units”) was automatically exercised on a cashless basis in full in accordance with its terms and (ii) immediately thereafter, each then-issued and outstanding USARE Class C Convertible Preferred Unit and each then-issued and outstanding USARE Class C-1 Convertible Preferred Unit (including each USARE Class C Convertible Preferred Unit and USARE Class C-1 Convertible Preferred Unit issued upon the automatic exercise described in the preceding clause (i)) was automatically converted into such number of Class B units of USARE OpCo (the “USARE Class B Units”) into which such USARE Class C Convertible Preferred Unit or USARE Class C-1 Convertible Preferred Unit, as applicable, was convertible in connection with the Merger pursuant to USARE OpCo’s Sixth Amended and Restated Operating Agreement, as amended (the “Pre-Closing USARE OpCo OA”).

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the Effective Time:

(i)	each unit of USARE OpCo that was owned by Inflection Point, Merger Sub or USARE OpCo (in treasury or otherwise) immediately prior to the Effective Time (each an “Excluded Unit”) was cancelled and ceased to exist and no consideration was delivered in exchange therefore;

(ii)	each incentive unit (the “USARE Incentive Units”) that was issued and outstanding immediately prior to the Effective Time (other than Excluded Units), by virtue of the occurrence of the Merger, (x) to the extent the holder of such USARE Incentive Unit was continuously employed by or providing services to USARE OpCo from the Signing Date through the Effective Time, was automatically deemed to be fully vested, (y) regardless of such employment or service status, was automatically deemed exchanged or converted (on a cashless basis) into a fraction of one Class A unit of USARE OpCo (the “USARE Class A Units”) in accordance with the terms of such USARE Incentive Unit, the Pre-Closing USARE OpCo OA and the Second Amended and Restated USA Rare Earth, LLC Incentive Plan and each USARE Class A Unit issued or issuable upon such deemed exchange or conversion was treated as being issued and outstanding immediately prior to the Effective Time;

(iii)	each warrant to purchase units of USARE OpCo (excluding the USARE Class A Preferred Investor Warrants (as defined below)) (the “USARE Warrants”) that was outstanding and unexercised immediately prior to the Effective Time was, by virtue of the occurrence of the Merger, automatically exercised or deemed exercised on a cashless basis in full in accordance with its terms immediately prior to the Effective Time, and each USARE Class A Unit or USARE Class B Unit issued or issuable upon such exercise was treated as being issued and outstanding immediately prior to the Effective Time;

(iv)	each USARE Class A Unit that was issued and outstanding immediately prior to the Effective Time (including all USARE Class A Units outstanding or deemed outstanding (a) upon the deemed exchange or conversion of the USARE Incentive Units and (b) upon the deemed exercise of the USARE Warrants, but excluding the Excluded Units) was cancelled and converted into the right to receive a number of shares of Common Stock equal to the Exchange Ratio (as defined below) (the “Per Unit Base Consideration”) and the right to receive, subject to the vesting conditions described below, a number of shares of Common Stock equal to the Earn-out Exchange Ratio (as defined below) (the “Per Unit Earn-out Consideration”);

(v)	each USARE Class B Unit that was issued and outstanding immediately prior to the Effective Time (including all USARE Class B Units outstanding or deemed outstanding upon the deemed exercise of the USARE Warrants, but excluding the Excluded Units) was cancelled and converted into the right to receive the Per Unit Base Consideration and the Per Unit Earn-out Consideration;

(vi)	each Class A-1 convertible preferred unit of USARE OpCo (the “USARE Class A-1 Convertible Preferred Units”) and each Class A-2 convertible preferred unit of USARE OpCo (the “USARE Class A-2 Convertible Preferred Units,” and together with the USARE Class A-1 Convertible Preferred Units, the “USARE Class A Convertible Preferred Units”) that was issued and outstanding immediately prior to the Effective Time (other than Excluded Units) was cancelled and converted into the right to receive one share of Series A Preferred Stock (as defined below); and

(vii)	each warrant to purchase USARE Class A Units at an initial exercise price of $12.00 per USARE Class A Unit, subject to adjustment, and initially issued to a holder of USARE Class A Convertible Preferred Units (each such warrant, a “USARE Class A Preferred Investor Warrant”) was cancelled and converted into the right to receive a Series A Preferred Investor Warrant (as defined below) exercisable for a number of shares of Common Stock equal to the aggregate number of USARE Class A Units that would be issued upon full exercise of such USARE Class A Preferred Investor Warrant

Pursuant to the Business Combination Agreement, the aggregate consideration paid in, or in connection with, the Merger in respect of the outstanding equity securities of USARE OpCo (excluding the USARE Class A Convertible Preferred Units and the USARE Class A Preferred Investor Warrants) was 72,747,711 shares of Common Stock (the “Aggregate Base Consideration”). The Aggregate Base Consideration was calculated as (i) the number of shares of Common Stock equal to the quotient of (a) $800,000,000 divided by (b) the redemption price of $10.99687276. The “Exchange Ratio” was equal to 0.2043578. The Exchange Ratio was calculated as the Aggregate Base Consideration divided by the sum (without duplication) of the aggregate number of (i) USARE Class A Units that were issued and outstanding immediately prior to the Effective Time, (ii) USARE Class B Units that were issued and outstanding immediately prior to the Effective Time (including all USARE Class B Units issued upon conversion of all outstanding USARE Class C Convertible Preferred Units and USARE Class C-1 Convertible Preferred Units), (iii) all USARE Class A Units and USARE Class B Units issuable upon full exercise of all issued and outstanding USARE Warrants (calculated using the treasury method of accounting on a cashless exercise basis), and (iv) all USARE Class A Units and USARE Class B Units issuable upon full exercise, exchange or conversion of all issued and outstanding USARE Incentive Units (calculated using the treasury method of accounting on a cashless exercise basis) (such sum, the “USARE Fully Diluted Capital”). At the Effective Time, the USARE Fully Diluted Capital was 355,983,292 units, consisting of (i) 207,585,648 Class A common units, (ii) 20,778,672 Class B common units, (iii) 22,274,921 common units deemed issued upon full exercise, exchange or conversion of all issued and outstanding USARE Incentive Units (calculated using the treasury method of accounting on a cashless exercise basis), (iv) 96,049,828 Class B common units deemed issued upon conversion of all outstanding USARE Class C Convertible Preferred Units and USARE Class C-1 Convertible Preferred Units, (v) 7,440,828 Class B common units deemed issued upon full exercise of all issued and outstanding Class B common warrants (calculated using the treasury method of accounting on a cashless exercise basis), and (vi) 1,853,395 Class B common units deemed issued upon full exercise of all issued and outstanding Class C common warrants and Class C-1 common warrants (calculated using the treasury method of accounting on a cashless exercise basis).

The “Earn-out Exchange Ratio” was 0.028091206. The Earn-out Exchange Ratio was calculated as 10,000,000 shares of Common Stock (the “Aggregate Earn-out Consideration”) divided by the USARE Fully Diluted Capital. 50% of the Aggregate Earn-out Consideration will vest and be issued if, during the five year period beginning on the first anniversary of the Closing Date, the closing sale price of one share of Common Stock as reported on the national securities exchange on which such shares are then listed is greater than or equal to $15.00 for a period of at least twenty out of thirty consecutive days on which shares of Common Stock are actually traded on the principal securities exchange or securities market on which shares of Common Stock are then traded (each a “Trading Day”). The remaining 50% of the Aggregate Earn-out Consideration shall vest and be issued if, during the period beginning on the first anniversary of the Closing Date and ending on the sixth anniversary of the Closing Date, the closing sale price of one share of Common Stock as reported on the national securities exchange on which such shares are then listed is greater than or equal to $20.00 for a period of at least twenty out of thirty consecutive Trading Days. The Aggregate Earn-out Consideration may also vest upon a transaction or series of transactions the result of which is (a) the acquisition by any person or “group” (as defined in the Exchange Act of 1934, as amended (the “Exchange Act”)) of persons of direct or indirect beneficial ownership of securities representing 50% or more of the combined voting power of the then outstanding securities of New USARE, (b) a merger, consolidation, reorganization or other business combination, however effected, resulting in any person or “group” (as defined in the Exchange Act) acquiring at least 50% of the combined voting power of the then outstanding securities of New USARE or the surviving person outstanding immediately after such combination; or (c) a sale of all or substantially all of the assets of New USARE (“Change of Control”), pursuant to which New USARE or its shareholders have the right to receive consideration if the implied value per share of Common Stock is equal to or above such price targets, with the amount of such consideration dependent upon the implied per share value reaching the thresholds discussed above. Should the implied value per share of Common Stock pursuant to a Change of Control be less than $15.00, then the vesting conditions discussed above shall no longer apply and no further shares of Common Stock will be issued as Aggregate Earn-out Consideration.

In connection with the Closing:

i.	USARE OpCo and New USARE entered into the A&R Operating Agreement, to, among other things, admit New USARE as the manager of USARE OpCo; and

ii.	Inflection Point filed with the Secretary of State of the State of Delaware a Certificate of Designations of Preferences, Rights and Limitations of 12% Series A Cumulative Convertible Preferred Stock Series A Preferred Stock (the “Series A Preferred Stock Certificate of Designation”) which sets forth the rights, preferences and privileges of the Series A Preferred Stock (as defined below).

Series A Preferred Stock Investment

In connection with the transactions contemplated by the Business Combination Agreement, on the Signing Date, Inflection Point, USARE OpCo and Inflection Point Fund I, LP (“Inflection Point Fund”), an accredited investor that is an affiliate of Inflection Point and Inflection Point Holdings II LLC (the “Sponsor”) entered into a Securities Purchase Agreement (the “Series A SPA”). Pursuant to the Series A SPA, Inflection Point Fund agreed, among other things, to purchase, at Closing, shares of New USARE’s 12% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, having the rights, preferences and privileges set forth in the Series A Preferred Stock Certificate of Designation (such stock the “Series A Preferred Stock”) and a warrant to purchase a number of shares of Common Stock equal to the amount of shares into which such shares of Common Stock underlying the Series A Preferred Stock are initially convertible (a “Series A Preferred Investor Warrant”), for an aggregate purchase price of $9,117,648 (the “Series A Preferred Stock Investment”). Each share of Series A Preferred Stock has a stated value of $12.00 (the “Stated Value”). Subsequently, on February 3, 2025, Inflection Point Fund pre-funded the Series A Preferred Stock Investment by purchasing an aggregate of 833,333 additional USARE Class A-2 Convertible Preferred Units and a USARE Class A Preferred Investor Warrant exercisable for an aggregate of 833,333 USARE Class A Units for an aggregate purchase price of approximately $8.5 million as part of an additional investment into USARE Class A-2 Convertible Preferred Units. Pursuant to a termination agreement, dated as of January 31, 2025, by and among Inflection Point, USARE and Inflection Point Fund (the “Series A SPA Termination Agreement”), upon the pre-funding of the Series A Preferred Stock Investment, the Series A SPA was terminated.

In addition, pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, as amended on January 22, 2025, by and among Inflection Point, Michael Blitzer (the Company’s Chairman and then-Chief Executive Officer) and USARE OpCo, Inflection Point agreed to issue at Closing, a number of shares of Series A Preferred Stock equal to the number of Blitzer Conversion Preferred Shares (as defined in the Proxy Statement/Prospectus) of Series A Preferred Stock to Mr. Blitzer exchange for his forgiveness of 50% of the then-outstanding balance of the convertible promissory note issued to him by the Company on August 13, 2024 (the “Convertible Promissory Note”). This Securities Purchase was Agreement was in substantially the form of the Series A SPA, subject to appropriate changes to reflect that (i) the consideration to be paid by Mr. Blitzer was his forgiveness of 50% of the then-outstanding balance of the Convertible Promissory Note and (ii) Mr. Blitzer did not receive a Series A Preferred Investor Warrant for such forgiveness.

On March 11, 2025, Inflection Point and USARE OpCo entered into additional securities purchase agreements with Inflection Point Fund and another accredited investor, Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (together with Inflection Point Fund, the “Additional Series A Cumulative Convertible Preferred Stock Investors”), pursuant to which the Additional Series A Cumulative Convertible Preferred Stock Investors agreed to purchase an aggregate of (i) 784,314 shares of Series A Preferred Stock and (ii) Series A Preferred Investor Warrants exercisable for an aggregate of 784,314 shares of Common Stock, subject to adjustment, for an aggregate purchase price of $8.0 million. This transaction closed as part of the Business Combination on March 13, 2025.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, Inflection Point and USARE OpCo entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) vote to adopt and approve the Business Combination Agreement and the other documents contemplated therein and the transactions contemplated therein and (ii) forfeit 60,000 New USARE Warrants for every $1,000,000 by which (x) the gross proceeds at the Closing from the Trust Account (after giving effect to the Redemption plus (y) the gross proceeds from the Class A Preferred Unit Investment (as defined in the UASRE Business Combination Agreement), the Series A Preferred Stock Investment and any PIPE Investment (as defined in the Business Combination Agreement) are below $50,000,000, up to a maximum of 1,500,000 New USARE Warrants forfeited. On January 31, 2025, the Sponsor, Inflection Point and USARE OpCo entered into an amendment to the Sponsor Support Agreement to eliminate the potential forfeiture of New USARE Warrants by the Sponsor.

Member Support Agreement

Concurrently with the execution of the Business Combination Agreement, Inflection Point entered into a member support agreement (the “Member Support Agreement”) with USARE OpCo and certain members of USARE OpCo (the “Supporting USARE Members”) pursuant to which each such Supporting USARE Members agreed to, among other things, support and vote in favor of the Business Combination Agreement, and the transactions contemplated therein (including the Merger).

Fee Reduction Agreement

Pursuant to that certain underwriting agreement between Inflection Point and Cantor Fitzgerald & Co., as representative of the several underwriters (“CF&CO”), dated May 24, 2023 (as it may be amended from time to time, the “Underwriting Agreement”), Inflection Point previously agreed to pay to CF&CO an aggregate cash amount of $13,100,000 as “deferred underwriting commissions” (the “Original Deferred Fee”) upon the consummation of an initial business combination, as contemplated by the final prospectus of Inflection Point, filed with the SEC (File No. 333- 271128), and dated May 24, 2024. Solely in connection with the Business Combination, Inflection Point, CF&CO and USARE OpCo entered into that certain fee reduction agreement, dated as of August 20, 2024 (the “Fee Reduction Agreement”), pursuant to which, upon consummation of the Business Combination, CF&CO accepted, in lieu of such Original Deferred Fee: (i) either (at Inflection Point’s option) (A) a cash fee of $4,000,000 or (B) (1) a cash fee of $2,000,000 plus (2) 400,000 shares of Common Stock, plus (ii) 2.0% of the amount by which the Total Capital Raised (as defined in the Fee Reduction Agreement) exceeded $50,000,000. Additionally, solely if Inflection Point elected to pay the all-cash fee discussed above, CF&CO would forfeit 1,650,000 private placement warrants. In connection with the Closing of the Business Combination, Inflection Point elected to pay, and paid the all-cash fee discussed above, and CF&CO forfeited 1,650,000 warrants.

Amendment No. 1 to Business Combination Agreement

On November 12, 2024, Inflection Point and USARE OpCo entered into that certain Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment:

(i) amends Section 2.02(b) and Section 2.03(b)(iii) to provide that in connection with the Business Combination, each USARE Class A Preferred Investor Warrant shall be cancelled and converted into the right to receive a Domesticated Purchaser Series A Preferred Investor Warrant (as defined in the Business Combination Agreement) exercisable for a number of shares of Common Stock of New USARE equal to the aggregate number of Class A units of USARE OpCo that would be issued upon full exercise of such USARE Class A Preferred Investor Warrant; and

(ii) amends Article X to define the term “Expiration Time” with respect to the Member Support Agreement (as defined in the Business Combination Agreement) to mean the earlier of the Closing or the termination of the Business Combination Agreement.

Amendment No. 2 to the Business Combination Agreement

On January 30, 2025, Inflection Point and USARE OpCo entered into that certain Amendment No. 2 to the Business Combination Agreement to, among other matters, set out the directors of the New USARE, address certain other governance matters and modify certain document delivery conditions.

Forward Purchase Agreements

On March 11, 2025, Inflection Point and USARE OpCo entered into (i) a forward purchase agreement with Harraden Circle Investors LP, Harraden Circle Special Opportunities LP and Harraden Circle Strategic Investments LP (collectively, “Harraden,” and such agreement, the “Harraden Forward Purchase Agreement”), (ii) a forward purchase agreement with Newtyn TE Partners, LP and Newtyn Partners, LP (collectively, “Newtyn,” and such agreement, the “Newtyn Forward Purchase Agreement”), and (iii) a forward purchase agreement with L1 Capital Global Opportunities Master Fund (“L1,” and such agreement, the “L1 Forward Purchase Agreement,” and together with the Harraden Forward Purchase Agreement and the Newtyn Forward Purchase Agreement, the “Forward Purchase Agreements”), each for over-the-counter Equity Prepaid Forward Transactions (each, a “Forward Purchase Transaction” and, together, the “Forward Purchase Transactions”). Each Forward Purchase Agreement amended, restated and superseded in its entirety a separate forward purchase agreements with each of the sellers, dated March 10, 2025, which had identical terms to those described herein, except that the Reset Price (as defined in the Forward Purchase Agreements) was not subject to the floor price described below. For purposes of the Forward Purchase Agreements, each of Harraden, Newtyn and L1 are referred to, individually, as a “Seller” and, collectively, as the “Sellers”). For purposes of the Forward Purchase Agreements, Inflection Point and USARE OpCo are referred to as the “Counterparty” prior to and after the Business Combination, respectively.

Pursuant to the terms of the Forward Purchase Agreements, (i) Harraden agreed to hold up to 892,825 public shares, (ii) Newtyn agreed to hold up to 700,000 public shares, and (iii) L1 agreed to hold up to 297,669 public shares in connection with the Closing. For purposes of the Forward Purchase Agreements, the public shares held by each Seller are referred to as such Seller’s “FPA Shares.” Each Seller, acting separately and solely for its own account, was permitted, if necessary, to (i) reverse its previous election to redeem its public shares in connection with the Business Combination pursuant to the redemption rights set forth in Inflection Point’s amended and restated memorandum and articles of association or (ii) purchase public shares through a broker in the open market from holders of public shares (other than Inflection Point), including from holders who previously elected to redeem their public shares in connection with the Business Combination pursuant to the redemption rights set forth in Inflection Point’s amended and restated memorandum and articles of association. The aggregate number of shares subject to each Forward Purchase Agreement (the “Number of Shares”) was the aggregate number of FPA Shares as notified to Counterparty by the applicable Seller, but in no event more than such Seller’s number of FPA Shares set forth above. Each Seller notified the Counterparty that it would subject the maximum Number of Shares to their respective Forward Purchase Agreements. The Number of Shares was subject to reduction following the full or partial optional early termination of the Forward Purchase Agreements as described below.

Each Forward Purchase Agreement provides that no later than the earlier of (a) one business day after the Closing and (b) the date any assets from Inflection Point’s trust account are disbursed in connection with the Business Combination, the Seller under such Forward Purchase Agreement was paid directly, out of the funds held in Inflection Point’s trust account, an amount (the “Prepayment Amount”) equal to the product of (i) the Number of Shares and (ii) an amount (the “Initial Price”) equal to the redemption price per share payable to investors who elected to redeem in connection with the Business Combination.

From time to time on any day the Nasdaq is open for trading following the date of the Closing (any such date, an “OET Date”), each Seller may, in its absolute discretion, elect to sell any and all FPA Shares it owns. Any such sale shall automatically terminate such Seller’s Forward Purchaser Transaction in whole or in part with respect to any such number of sold shares. Seller shall, on any day of such OET Date, give written notice to the Counterparty of such termination and specify the number of sold FPA Shares (such quantity, the “Terminated Shares”). As of each OET Date, the Counterparty shall be entitled from Seller, and the Seller shall pay to the Counterparty, an amount equal to the product of (a) the then in effect Reset Price (as defined in the Forward Purchase Agreement and subject to a floor of $4.00) and (b) the number of Terminated Shares.

Each Forward Purchase Agreement’s maturity date is the date 90 days after the Closing (the “Maturity Date”). Upon the occurrence of the Maturity Date, in exchange for delivery of the then Number of Shares under each Forward Purchase Transaction, the Counterparty shall pay each Seller an amount (the “Maturity Consideration”) equal to (i) the number of FPA Shares less the number of Terminated Shares multiplied by (ii) the Initial Price. The Seller will retain the Maturity Consideration from the Prepayment Amount paid by the Counterparty to the Seller.

Each of the Forward Purchase Agreements could be terminated by any of the parties thereto if any of the following events occur: (a) it being, or, as a consequence of a change in law, regulation or interpretation, it becomes or will become, unlawful for the Seller to perform any of its obligations contemplated by a Forward Purchase Agreement, or (b) upon the occurrence of any Material Adverse Change (as defined in the Forward Purchase Agreements) of the Counterparty. Upon any termination that occurs following the Closing due to clauses (a) or (b) above, Counterparty shall be obligated to promptly accept for redemption all of Seller’s shares in exchange for the Initial Price.

Closing of the Business Combination

The Business Combination closed on March 13, 2025. For additional information regarding the USARE Business Combination see the Company’s Current Report on Form 8-K (File No. 001-41711) filed by New USARE on March 19, 2025, and the Proxy Statement/Prospectus.

Liquidity, Capital Resources and Going Concern

Until the consummation of the IPO, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On May 30, 2023, we consummated the IPO of 25,000,000 Units, which included the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,650,000 private placement warrants to the Sponsor and CF&CO, the representative of the underwriters of the IPO, at a price of $1.00 per private placement warrant, generating gross proceeds of $7,650,000.

Following the IPO and the private placements, a total of $251,250,000 ($10.05 per Unit) was placed in the Trust Account. We incurred transaction costs of $18,361,877 consisting of $4,400,000 of cash underwriting discount, $13,100,000 of deferred underwriting fees, and $861,877 of other offering costs.

For the year ended December 31, 2024, cash used in operating activities was $1,398,564. Net income of $7,899,035 was affected by dividend income earned on marketable securities held in the Trust Account of $12,019,932, change in fair value of Forward Purchase Agreement of $435,568 and loss on issuance of Forward Purchase Agreements of $484,843. Changes in operating assets and liabilities used $2,673,058 of cash for operating activities.

As of December 31, 2024, we had marketable securities held in the Trust Account of $24,075,435 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We were permitted withdraw interest from the Trust Account to pay taxes, if any. We intended to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial business combination.

As of December 31, 2024, we had cash of $2,101. Prior to the Business Combination, our intent was to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $27,083 per month (the “Monthly Fee”) to The Venture Collective LLC (“TVC”), an affiliate of one of our directors, Nicholas Shekerdemian, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. On March 28, 2024, we entered into the Amendment to the Services and Indemnification Agreement, pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. On November 8, 2024, the Company entered into the Third Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of November 1, 2024, was reduced from $14,746 to $7,373 for the period starting October 1, 2024. Upon completion of the Business Combination, the Company ceased paying the Monthly Fee. For the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, the Company incurred $204,541 and $196,806 for these services, respectively.

In order to finance working capital or to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors was permitted, but not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination did not close, the Company was permitted to use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would have been used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans was convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. Such warrants would have been identical to the private placement warrants.

On August 13, 2024, to document existing and future Working Capital Loans, the Company issued the Convertible Promissory Note to Michael Blitzer, the Company’s Chairman and then-Chief Executive Officer, pursuant to which the Company was permitted to borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of an initial business combination.

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of (i) August 21, 2025, or such later date by which the Company must consummate a Business Combination pursuant to its governing documents (as may be amended by a shareholder vote) and (ii) the effective date of an initial business combination, unless accelerated upon the occurrence of an event of default as set forth in the Convertible Promissory Note. Mr. Blitzer had the option, at any time on or prior to the repayment of amounts owed under the Convertible Promissory Note, to convert up to $1,500,000 outstanding under the Convertible Promissory Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. As of December 31, 2024, we had an outstanding borrowing of $1,200,000 under the Convertible Promissory Note.

Pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, as amended on January 22, 2025, by and among Inflection Point, Michael Blitzer and USARE OpCo, Inflection Point agreed to issue at Closing, a number of shares of Series A Preferred Stock equal to the number of Blitzer Conversion Preferred Shares (as defined in below) to Mr. Blitzer exchange for his forgiveness of 50% of the then-outstanding balance of the Convertible Promissory Note. In addition, pursuant to a Securities Purchase Agreement, dated as of August 21, 2024, by and between USARE OpCo and Mr. Blitzer, USARE OpCo issued 122,549 USARE Class A-2 Convertible Preferred Units and a warrant to purchase up to 31,250 USARE Class A Units in exchange for Mr. Blitzer’s promise to forgive, at the closing of the Proposed Business Combination, the other 50% of the then-outstanding balance of the Convertible Promissory Note. Such amounts were forgiven upon the Closing for the consideration described above.

As of December 31, 2024, we believed that amounts not held in trust were not sufficient to pay the costs and expenses that are payable prior to the closing of our initial business combination. Our costs were primarily expected to be incurred in connection with identifying a target business, undertaking in-depth due diligence and negotiating a business combination. As of December 31, 2024, our officers, directors and our Sponsor were permitted, but not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements, or, if earlier, the date that we would have been required to cease all operations, except for the purpose of winding up, if a business combination was not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

On March 13, 2025, Inflection Point consummated the Business Combination with USARE OpCo and substantially all of the assets and the business of the combined company are held and operated by New USARE and its subsidiaries. New USARE has generated no revenues since inception, continues to incur losses from operations, and has an accumulated deficit. Following the Closing, New USARE’s ability to continue as a going concern is dependent upon its ability to raise capital, to implement its business plan, generate sufficient revenues, and to control operating expenses. As of March 28, 2025, New USARE had cash of approximately $23.4 million.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of December 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $27,083 per month to TVC, for the services of Peter Ondishin, Chief Financial Officer, and Kevin Shannon, Chief of Staff. We began incurring such fees on May 24, 2023, and no longer incur these fees monthly as of the consummation of the Business Combination. On March 28, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. On November 8, 2024, Inflection Point entered into the Third Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of November 1, 2024, was reduced from $14,746 to $7,373 for the period starting October 1, 2024. Upon consummation of the Business Combination, the Company ceased paying the Monthly Fee.

The underwriters were entitled to a deferred underwriting commission of 5.0% on the base deal and an additional 7.0% on the Units sold pursuant to the underwriters’ option to purchase additional Units, or $13,100,000 in the aggregate, of the gross proceeds of the IPO held in the Trust Account upon the completion of Inflection Point’s initial business combination subject to the terms of the underwriting commission.

Pursuant to the Fee Reduction Agreement, solely in connection with the Business Combination, upon consummation of the Business Combination, CF&CO accepted, in lieu of such Original Deferred Fee: (i) either (at Inflection Point’s option) (A) a cash fee of $4,000,000 or (B) (1) a cash fee of $2,000,000 plus (2) 400,000 shares of Common Stock, plus (ii) 2.0% of the amount by which the Total Capital Raised (as defined in the Fee Reduction Agreement) exceeded $50,000,000. Additionally, solely if Inflection Point elected to pay the all-cash fee discussed above, CF&CO agreed to forfeit 1,650,000 private placement warrants. We elected to pay the all-cash fee discussed above and such payment was made and such private placement warrants were forfeited in connection with the Closing of the Business Combination.

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2024 and 2023, Inflection Point did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of Inflection Point. As a result, diluted income per share is the same as basic income per share for the periods presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on Inflection Point’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report and incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Inflection Point’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter ended December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, Inflection Point’s disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Inflection Point’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Inflection Point’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

(a) None

(b) None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Joshua Ballard	52	Chief Executive Officer and Director
William Robert Steele Jr.	59	Chief Financial Officer
David Kronenfeld	39	Chief Legal Officer and Corporate Secretary
Steve Ridge	61	Chief Operating Officer
Michael Blitzer	47	Chairman
Mordechai Gutnick	47	Director
Paul Kern	79	Director
Otto Schwethelm	70	Director
Michael Senft	66	Director
Tready Smith	54	Director
Carolyn Trabuco	55	Director

Joshua Ballard. Joshua Ballard is the Chief Executive Officer of New USARE and USARE OpCo and a Director of our board of directors. Prior to joining USARE OpCo, Mr. Ballard was the Chief Financial Officer at Energy Recovery, Inc. from 2018 to 2024, where he was responsible for the finance, accounting, information technology, human resources, program management and investor relations organizations for the Company. Mr. Ballard brings more than 20 years of finance and operations experience, both domestically and internationally, working across a variety of industries within complex organizations to successfully navigate high growth. Previously, Mr. Ballard held senior positions for nearly 15 years at private equity fund managers, including Orox Capital Management and SigmaBleyzer Investment Group, investing in the United States, Eastern Europe and the former Soviet Union. During this time, he was responsible for directly leading as well as collaborating with portfolio company teams to develop and implement long-term strategic plans, and to improve finance, back office and manufacturing operations in private and public companies. As Executive Director at SigmaBleyzer, he was also responsible for fund operations and investor relations. Mr. Ballard also held multiple CFO roles with pre-IPO venture-backed companies as Managing Director of Lanterne Advisors, LLC. Mr. Ballard is a Certified Financial Analyst and prior Chartered Management Accountant and holds a Global MBA in Finance from Arizona State University Thunderbird School of Global Business and a BA in Russian Studies from the University of Iowa.

William Robert Steele Jr. William Robert Steele Jr. is the Chief Financial Officer of New USARE and USARE OpCo. Prior to joining New USARE and USARE OpCo, Mr. Steele served as the Global Chief Financial Officer of Mujin Corp., a physical AI industrial robotics software platform, from October 2024 until March 2025. Prior to his role at Mujin Corp., Mr. Steele spent six years at Bank of America Securities as a Managing Director from 2018 to October 2024. He also previously served as Managing Director at Stifel from 2005 to 2018, Director and Managing Director at SC Cowen Securities Corporation from 2000 to 2005, and Principal at Banc of America Securities, Inc. from 1993 to 1996. Mr. Steele received his bachelor’s degree from University of California, Santa Barbara and a Master of Business Administration from the Anderson School at UCLA.

David Kronenfeld. David Kronenfeld serves as the Chief Legal Officer and Corporate Secretary of New USARE and USARE OpCo and in that capacity he leads the in-house legal team and acts as the corporate secretary. Mr. Kronenfeld joined USARE OpCo in March 2021. Prior to his role at USARE OpCo, Mr. Kronenfeld worked from April 2019 to May 2021 as an attorney in Hunter Business Law’s M&A and securities division. Mr. Kronenfeld received a Juris Doctor degree and Master of Laws degree in Taxation from Washington University in St. Louis and a Bachelor of Arts degrees in Chinese Language & Literature and European History from Washington & Lee University. Mr. Kronenfeld has a decade and a half of corporate legal experience both in private practice and as a former associate general counsel of a Nasdaq listed company.

Steve Ridge. Steve Ridge is the Chief Operating Officer of New USARE and USARE OpCo and in that role he focuses on developing technology and producing rare earth magnets from a vertically integrated domestic supply chain. Mr. Ridge joined USARE OpCo in April 2023. Prior to his role at USARE OpCo, Mr. Ridge held the positions of (i) Senior Vice President of Global Supply Chain at Elementis, a global specialty chemical company, from March 2019 to August 2022, and (ii) Global Operations Director at FMC Corporation, a chemical manufacturing company, from March 2015 to March 2019. During his time at Elementis, Mr. Ridge was responsible for leading the EHS, quality, supply chain, procurement, engineering, and manufacturing functions. Relatedly, during his time at FMC Corporation, Mr. Ridge obtained substantial experience managing the safe and reliable operation of manufacturing plants in various countries. Mr. Ridge received his Master of Science degree in Chemical Engineering from Texas A&M University and Bachelor of Science degrees in Chemistry and Mathematics from Florida Southern University. Throughout his 30-plus years of international experience in multiple-site chemical and mining operations, Mr. Ridge has significant leadership experience in all aspects of integrated supply chains and capital project execution in the chemical and mining space. Mr. Ridge is also a Certified Six Sigma Green Belt.

Michael Blitzer. Michael Blitzer serves as a director and the Chairperson of our board of directors. Mr. Blitzer served as the Chairman and CEO of Inflection Point from March 2023 until the Closing of the Business Combination in March 2025, having previously served as co-CEO and director of Inflection Point Acquisition Corp. from February 2021 to February 2023. He has also served as Chairman and CEO of Inflection Point Acquisition Corp. III since October 2024. Mr. Blitzer is the founder and co-CEO of Kingstown Capital Management, which he founded in 2006 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations as clients. Over 19 years, Kingstown has invested in public and private equities, SPACs, PIPEs, and derivatives. At Kingstown, Mr. Blitzer oversaw and participated in nearly all the firm’s investment decisions including countless public and private investments in disruptive growth industries. Mr. Blitzer brings an in-depth understanding of public markets and has invested in a variety of corporate transactions such as spin-offs, rights offerings, public offerings, privatizations, and mergers & acquisitions. He currently sits on the board of directors and audit committee of Intuitive Machines, Inc. (Nasdaq: LUNR). He was also a public company director of Signature Group Holdings after its exit from bankruptcy in 2011, where he also sat on the audit committee, and was on the board of directors of the European mutual fund TREND AD. Mr. Blitzer began his Wall Street career at J.P. Morgan Securities in 1999 advising companies globally in private debt and equity capital raises followed by work at the investment fund Gotham Asset Management, which was founded by the author and investor Joel Greenblatt. Mr. Blitzer taught courses in Investing at Columbia Business School for five years in the 2010s. He holds an MBA from Columbia Business School and a B.S. from Cornell University where he received the Cornell Tradition Fellowship. Mr. Blitzer currently sits on the Executive Advisory Board of the Heilbrunn Center for Graham & Dodd Investing at Columbia Business School and is a trustee of Greens Farms Academy in Westport, CT where he is also Treasurer and Chair of the Investment Committee.

Mordechai Gutnick. Mordechai Gutnick serves as a director on our board of directors. Mr. Gutnick is a founding investor in USARE OpCo and served as a manager on the board of managers of USARE OpCo from May 2019 to March 2021 and from October 2021 to the Closing of the Business Combination in March 2025. He brings multi-decade experience in various mining projects and is a long-time investor in the mining industry in both Australia and the United States. In connection with his investing and professional activities during the last five years, Mr. Gutnick has served as a director or officer of numerous private companies and other companies registered with the Australian Securities and Investments Commission (“ASIC”). Mr. Gutnick was also the managing director and chairman of Merlin Diamonds Limited, which entity was subject to an ASIC initiated Australian court ordered liquidation in 2019. Mr. Gutnick was also the director and joint chief executive officer of Legend International Holdings, Inc. (and its subsidiary Paradise Phosphate Limited), which entered bankruptcy and Australian liquidation in 2016 (and Paradise Phosphate Limited in 2019).

General Paul Kern (Ret). General Paul Kern serves as a director on our board of directors. Mr. Kern served as a manager on the board of managers of USARE OpCo from 2020 until the Closing of the Business Combination in March 2025. Mr. Kern is a senior counselor with The Cohen Group, a position he has held since 2005, and currently serves as chairman of the board of the non-profit, public-private partnership Advanced Functional Fabrics of America (AFFOA), a position he has held since 2016. Mr. Kern also currently serves on the Management Board of Integris and as a director of By Light. He served as president and chief operating officer of AM General LLC from 2008 to 2010. In 2005, Mr. Kern retired after almost 38 years with the US Army, last serving as the Commanding General of the Army Materiel Command. Mr. Kern graduated from West Point in 1967 with a Bachelor of Science degree. He holds master’s degrees in civil and mechanical engineering from the University of Michigan and was elected to the National Academy of Engineering in 2006. He was a National Security Fellow at the J.F. Kennedy School, Harvard University and was a member of the Defense Science Board for 14 years.

Otto C. Schwethelm. Otto Schwethelm serves as a director on our board of directors. Mr. Schwethelm is the Founder and Principal of Schwethelm Financial LLC, a financial advisory and consulting firm where he has served since 2017. Currently, Mr. Schwethelm serves on the board of directors for Paint Rock Bancshares and First State Bank of Paint Rock, positions he has held since December 2020. With over 45 years of experience in the industry, Mr. Schwethelm has held significant positions such as CFO at Capital Precast Holdings LLC (from October 2022 to October 2024), MP Materials (from December 2017 to November 2019), M.S. Al Suwaidi Industrial Services Ltd., OQ (formerly Oman Oil Refineries and Petroleum Industries Company), and Tesoro Corporation. He has also been actively involved in various non-profit organizations, including Schreiner University, Peterson Health, Junior Achievement of South Texas, and San Antonio Sports Foundation. Mr. Schwethelm holds credentials as a Certified Public Accountant (licensed in Texas), Certified Internal Auditor, and Certified Fraud Examiner. He earned his Bachelor of Business Administration degree in Accounting from the University of Texas at Austin.

Michael Senft. Michael Senft serves as a director on our board of directors. Mr. Senft is a former CFO and investment banker who has served on multiple public company boards. Mr. Senft is currently the lead independent director for Molekule Group, Inc., a position he has held since 2020, and a senior advisor to Critical Response Group, a position he has held since 2019. Mr. Senft’s former positions include serving as an executive advisor to Lilium N.V. in 2023, and as the lead independent director at AeroClean Technologies, Inc. from 2019 until its merger with Molekule Group, Inc. in 2023. Earlier in his career, he was a director at B/E Aerospace, Inc. and CFO of KLX, Inc., a B/E Aerospace, Inc. spin-off, until its acquisition by The Boeing Company in 2018. Mr. Senft was an investment banker for over 30 years, including roles at Moelis & Company, CIBC World Markets Corp., and Merrill Lynch & Co. Mr. Senft received his Bachelor of Arts degree in Economics from Princeton University and his Master of Business Administration degree from the Stern School of Business at New York University.

Tready Smith. Tready Smith serves as a director of on our board of directors and previous served on the board of managers of USARE OpCo as Chair from March 2021 to the Closing of the Business Combination in March 2025. Ms. Smith is a seasoned executive with a distinguished career in investment management and strategic leadership. Since 2001, Ms. Smith has served as Chief Executive Officer of Bayshore Capital Advisors, LLC, a Florida-based investment firm she founded. Since 1998, she has served as Principal and Managing Member of ASAP Capital Partners, LLC, a family investment office. Ms. Smith has a proven track record of providing strategic direction and guidance to numerous companies and organizations. She is a member of the Board of Directors of Semantic Al. Additionally, she has served on the boards of the Arts and Sciences Foundation at the University of North Carolina at Chapel Hill, the Florida Wildlife Corridor Foundation, and the Tampa Museum of Art, and an independent day school where she chaired the Investment Committee. Ms. Smith is an active member of Young Presidents Organization (YPO), connecting with business leaders from around the world. She received her undergraduate degree in business from University of North Carolina at Chapel Hill.

Carolyn Trabuco. Carolyn Trabuco serves as a director on our board of directors. Ms. Trabuco is a business and finance professional in the fields of global equity research, strategic advisory, commodities and governance. She has over 25 years of global growth investing and fund management experience, including over 10 years in the metals, mining, and resources sectors. Ms. Trabuco is co-founder of Azul Brazilian Airline, listed on the New York Stock Exchange since 2017, and has served on its board of directors since 2008. Ms. Trabuco also serves on the board of Shimmick Corp., a position she has held since November 2023, and Athena Technology Acquisition Corp. II, a position she has held since October 2024. She also served as the chief executive officer of Ligilo Inc. d/b/a Inclusively from 2021 to 2022. She is also the founder of Thistledown Advisory Group, LLC, a strategic advisory firm, a position she has held since 2017. Ms. Trabuco’s former public company board service includes Critical Metals Corp., formerly known as Sizzle Acquisition Corp., from February 2024 to December 2024, and Sizzle Acquisition Corp. from 2021 to February 2024. She is also an adjunct professor of finance at Sacred Heart University. Ms. Trabuco holds a bachelor’s degree in art history from Georgetown University and a master’s degree in public administration from Sacred Heart University.

Number and Terms of Office of Officers and Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is chaired by Michael Blitzer and includes as members the individuals named above as directors. Subject to the terms of our certificate of incorporation and the bylaws, the number of directors of New USARE is fixed by our board of directors and is initially fixed at eight (8) directors.

When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of its business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our certificate of incorporation and bylaws.

Director Independence

Under our corporate governance guidelines and the Nasdaq rules, a director is not independent unless our board of directors affirmatively determines that the director does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Michael Blitzer, Mordechai Gutnick, Paul Kern, Otto Schwethelm, Michael Senft, and Carolyn Trabuco do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with New USARE, and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the director’s beneficial ownership of our securities.

Committees of the Board of Directors

Our board of directors directs the management of its business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. Our board of directors has a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operates under a written charter and is composed solely of independent directors.

In addition, from time to time, special committees may be established under the direction of the board of directors when the board of directors deems it necessary or advisable to address specific issues. Copies of our committee charters are posted on our website, (https://www.usare.com), as required by applicable SEC and Nasdaq rules. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Audit Committee

Our audit committee is responsible for, among other things:

●	overseeing our accounting and financial reporting process;

●	appointing, compensating, retaining and overseeing the work of our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us;

●	discussing with our independent registered public accounting firm any audit problems or difficulties and management’s response;

●	pre-approving all audit and non-audit services provided to us by our independent registered public accounting firm (other than those provided pursuant to appropriate preapproval policies established by the audit committee or exempt from such requirement under the rules of the SEC);

●	reviewing and discussing our annual and quarterly financial statements with management and our independent registered public accounting firm;

●	discussing our risk management policies;

●	reviewing and approving or ratifying any related person transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

●	preparing the audit committee report required by SEC rules.

Our audit committee consists of Otto Schwethelm, Carolyn Trabuco, and Michael Senft, with Otto Schwethelm serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our board of directors has affirmatively determined that each member of the audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable audit committee members. In addition, our board of directors has determined that Otto Schwethelm qualifies as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving corporate goals and objectives with respect to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of these goals and objectives and setting our Chief Executive Officer’s compensation;

●	reviewing and setting or making recommendations to the board of directors regarding the compensation of our other executive officers;

●	reviewing and making recommendations to the board of directors regarding director compensation;

●	reviewing and approving or making recommendations to the board of directors regarding our incentive compensation and equity-based plans and arrangements;

●	appointing and overseeing any compensation consultants;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis”, to the extent required; and

●	preparing the annual compensation committee report required by SEC rules, to the extent required.

Our compensation committee consists of Carolyn Trabuco, Paul Kern and Otto Schwethelm, with Carolyn Trabuco serving as chair. The board of directors has determined that each of these directors qualify as “independent” under Nasdaq’s additional standards applicable to compensation committee members, and the compensation committee meet the requirements of Section 16b-3 of the Exchange Act with respect to acquisitions from the issuer.

Director Nominations

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying individuals qualified to become members of the board of directors and ensuring the board of directors has the requisite expertise and consists of persons with sufficiently diverse and broad skills and independent backgrounds;

●	recommending to the board of directors the persons to be nominated for election as directors and to each committee of the board of directors;

●	developing and recommending to the board of directors corporate governance guidelines, and reviewing and recommending to the board of directors proposed changes to our corporate governance guidelines from time to time; and

●	overseeing the annual evaluations of the board of directors, its committees and management.

Our nominating and corporate governance committee consists of Michael Senft, Paul Kern, Mordechai Gutnick and Michael Blitzer, with Michael Senft serving as chair. The board of directors determined that the members of our nominating and corporate governance committee qualify as “independent” under Nasdaq rules applicable to nominating and corporate governance committee members.

The nominating and corporate governance committee has not set specific minimum qualifications for director positions. Instead, the nominating and corporate governance committee will review nominations for election or re-election to the board of directors on the basis of a particular candidate’s merits and the Company’s needs after taking into account the current composition of the board of directors. When evaluating candidates annually for nomination for election, the nominating and corporate governance committee will consider an individual’s skills, diversity, independence, experience in areas that address the needs of the board of directors and ability to devote adequate time to our board of directors’ duties. The nominating and corporate governance committee does not specifically define diversity, but values diversity of experience, perspective, education, race, gender and national origin as part of its overall annual evaluation of director nominees for election or re-election. Whenever a new seat or a vacated seat on the board of directors is being filled, candidates that appear to best fit the needs of the board of directors and the Company will be identified, interviewed and evaluated by the nominating and corporate governance committee. Candidates selected by the nominating and corporate governance committee will then be recommended to the full board of directors.

Code of Ethics

In connection with Closing, we adopted a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, (https://www.usare.com).

We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures attached hereto as Exhibit 19 governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. It is also the policy of the Company to comply with applicable securities laws when transacting in its own securities.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during fiscal year 2024, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our compensation committee.

Item 11. Executive Compensation.

Inflection Point Executive and Director Compensation

As of December 31, 2024, Inflection Point had two executive officers, Michael Blitzer (Chairman and Chief Executive Officer), and Peter Ondishin (Chief Financial Officer). Upon the consummation of the Business Combination, and in accordance with the terms of the Business Combination Agreement, each of the Inflection Point executive officers ceased serving in such capacities.

On May 24, 2023, Inflection Point entered into a Services and Indemnification Agreement with the Sponsor, TVC, Peter Ondishin and Kevin Shannon, pursuant to which it pays TVC a total of $27,083.33 per month for the services of Peter Ondishin as chief financial officer of the Company and Kevin Shannon as chief of staff for the Company. On March 28, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. On November 8, 2024, the Company entered into the Third Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of November 1, 2024, was reduced from $14,746 to $7,373 for the period starting October 1, 2024. Upon completion of a Business Combination or its liquidation, the Company ceased paying the Monthly Fee. For the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, the Company incurred $204,541 and $196,806 for these services, respectively.

Prior to the consummation of the Business Combination, the Sponsor and Inflection Point’s executive officers and directors, or any of their respective affiliates, were entitled to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, pursuant to the Services and Indemnification Agreement with the Sponsor, TVC, Peter Ondishin and Kevin Shannon relating to the monthly payment for the services of Peter Ondishin and Kevin Shannon described above, Inflection Point agreed to indemnify the Sponsor and TVC from any claims arising out of or relating to the IPO or Inflection Point’s operations or conduct of Inflection Point’s business or any claim against the Sponsor and/or TVC alleging any expressed or implied management or endorsement by the Sponsor and/or TVC of any of Inflection Point’s activities or any express or implied association between the Sponsor and/or TVC, on the one hand, and Inflection Point or any of its other affiliates, on the other hand, which agreement provided that the indemnified parties could not access the funds held in Inflection Point’s Trust Account prior to the consummation of the Business Combination. The Services and Indemnification Agreement also provided that Peter Ondishin and Kevin Shannon cannot access the funds held in Inflection Point’s Trust Account. Prior to the consummation of the Business Combination, Inflection Point’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or Inflection Point’s or their affiliates. Any such payments prior to the consummation of the Business Combination were made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, Inflection Point did not have any additional controls in place governing such reimbursement payments to its directors and executive officers for their out-of-pocket expenses incurred in connection with their activities on Inflection Point’s behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, was paid by Inflection Point to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the Business Combination.

USARE Executive and Officer Compensation

This section discusses the material components of the executive compensation program of USARE OpCo for its executive officers who are named in the “Summary Compensation Table” below. In 2024, USARE OpCo’s “named executive officers” and their positions (or former positions) were as follows:

●	Joshua Ballard, Chief Executive Officer;

●	Tom Schneberger, former Chief Executive Officer;

●	Effie Simanikas, former Chief Financial Officer;

●	Steve Ridge, Chief Operating Officer; and

●	David Kronenfeld, Chief Legal Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the Closing may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of USARE OpCo’s named executive officers for the years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total
Joshua Ballard(5) Chief Executive Officer	2024	$8,654	—	—	—	$8,654
Tom Schneberger	2024	$257,500	—	—	$39,104	$296,604
Former Chief Executive Officer	2023	$650,000	$716,667	—	$71,550	$1,438,217
Effie Simanikas	2024	$92,308	—	—	$646,311	$750,694
Former Chief Financial Officer	2023	$400,000	$300,000	—	$11,550	$711,550
Steve Ridge	2024	$207,692	—	$420,025	$8,018	$635,735
Chief Operating Officer	2023	$211,154	$100,000	$321,375	$7,067	$639,596
David Kronenfeld Chief Legal Officer	2024	$260,000	$100,000	$35,268	$8,400	$403,668

(1)	The amount in this column reflects the amount of base salary earned for fiscal years 2024 and 2023 to the named executive officers. See “— Base Salaries” below for more details regarding the named executive officers’ salaries.
(2)	Represents: (i) a sign-on bonus equal to $500,000 paid to Mr. Schneberger on January 2, 2023, (ii) the cash component of the 2023 annual bonuses paid to Messrs. Schneberger and Ridge and Ms. Simanikas in 2024 for services performed during 2023 and (iii) a bonus equal to $100,000 paid to Mr. Kronenfeld on December 2, 2024 in recognition of his additional duties and responsibilities following Mr. Schneberger’s departure. The annual bonuses are further described below in “— Annual Bonuses”.
(3)	Amount reflects the aggregate grant date fair value of USARE Incentive Units, computed in accordance with FASB ASC Topic 718 as follows: (i) 750,000 USARE Incentive Units granted Mr. Ridge during the year ended December 31, 2023 and 923,587 USARE Incentive Units granted Mr. Ridge during the year ended December 31, 2024 and (ii) 75,221 USARE Incentive Units granted to Mr. Kronenfeld during the year ended December 31, 2024. For information regarding assumptions underlying the valuation of the USARE Incentive Units, see Note 15 to USARE’s consolidated financial statements included elsewhere in this Annual Report. This amount does not correspond to the actual economic value that may be received by Messrs. Ridge and Kronenfeld from these awards. Each USARE Incentive Unit that was issued and outstanding immediately prior to the Effective Time, by virtue of the occurrence of the Merger, (x) to the extent the holder of such USARE Incentive Unit was continuously employed by or providing services to USARE OpCo from the August 21, 2024 through the Effective Time, was automatically deemed to be fully vested, (y) regardless of such employment or service status, was automatically deemed exchanged or converted (on a cashless basis) into a fraction of one USARE Class A Unit of USARE in accordance with the terms of such USARE Incentive Unit, the Pre-Closing USARE OpCo OA and the Second Amended and Restated USA Rare Earth, LLC Incentive Plan and each USARE Class A Unit issued or issuable upon such deemed exchange or conversion was treated as being issued and outstanding immediately prior to the Effective Time and converted into a fractional share of Common Stock equal to the Exchange Ratio (0.2043578).

(4)	For 2023, amounts reflect 401(k) plan matching contributions under the USA Rare Earth Management Co LLC 401(k) Plan to each of the named executive officers and with respect to Mr. Schneberger, a housing allowance equal to $60,000. For 2024, amounts reflect 401(k) plan matching contributions under the USA Rare Earth Management Co LLC 401(k) Plan to each of the named executive officers, other than Mr. Ballard who was not eligible to participate in the plan in 2024, and with respect to Mr. Schneberger, a housing allowance equal to $20,000. The amounts also reflect severance paid in 2024 as follows: (i) with respect to Mr. Schneberger, company-subsidized COBRA coverage for seven months equal to $9,616 and (ii) with respect to Ms. Simanikas, a separation payment equal to $200,000, company-subsidized COBRA coverage through December 31, 2024 equal to $6,474.29, payout of accrued but unused vacation equal to $17,486.75, transitional/career counseling services equal to $25,000, and accelerated vesting of 750,000 unvested USARE Incentive Units. The value of the acceleration of Ms. Simanikas’s USARE Incentive Units is assumed to equal $397,350, which is the difference between $2.26 (i.e., an estimated fair market value of a USARE Incentive Unit as of December 31, 2024 which may not be a fair market value of a USARE Incentive Unit for other purposes) and the distribution threshold of $1.7302, multiplied by the 750,000 USARE Incentive Units being accelerated.
(5)	Mr. Ballard was hired as Chief Executive Officer of USARE OpCo on December 16, 2024.

Narrative to Summary Compensation Table

Departure of Certain Named Executive Officers

While the 2024 and 2023 compensation of Mr. Schneberger and Ms. Simanikas is disclosed above, their employment was terminated effective May 15, 2024 and March 16, 2024, respectively. A discussion of the payments and benefits they received in connection with the termination of their employment is discussed below in the section entitled “Executive Compensation Arrangements”.

Base Salaries

The named executive officers received an annual base salary to compensate them for services rendered to USARE OpCo. The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Mr. Ballard and Mr. Ridge began employment with USARE OpCo on December 16, 2024 and April 24, 2023, respectively, and therefore, Mr. Ballard’s 2024 base salary and Mr. Ridge’s 2023 base salary were prorated based on their partial year of employment. In 2024, Mr. Schneberger and Ms. Simanikas were paid base salaries from January 1, 2024 until the termination of their employment effective May 15, 2024 and March 16, 2024, respectively. The actual base salaries earned by USARE OpCo’s named executive officers for services in 2024 and 2023 are set forth above in the Summary Compensation Table in the column entitled “Salary”.

Annual Bonuses

USARE OpCo’s named executive officers were eligible to earn annual bonuses for calendar years 2024 and 2023, as determined in the discretion of the board of managers of USARE OpCo based its review of USARE OpCo’s performance for the applicable year and each named executive officer’s individual performance and contributions to the success of USARE.

2023 Annual Bonuses

Ms. Simanikas was paid a minimum annual bonus equal to 75% of her base salary, as provided in her offer letter. Each of Messrs. Schneberger and Ridge earned a target annual bonus for 2023, equal to 100% of their annual base salary. In 2023, all of the members of USARE OpCo’s leadership team, including Messrs. Schneberger and Ridge, but excluding Ms. Simanikas, received one-third of their 2023 annual bonus in cash and two-thirds of their 2023 annual bonus in equity, specifically USARE Incentive Units granted under the USARE OpCo Equity Plan, which is discussed below. Mr. Schneberger was paid the cash portion of his 2023 annual bonus equal to $216,667 in 2024, but the equity portion of his 2023 annual bonus that was scheduled to be granted in 2024 was not granted due to his resignation effective May 15, 2024. Mr. Ridge was paid the cash portion of his 2023 annual bonus equal to $100,000 in 2024, and on April 25, 2024, he was awarded 173,587 USARE Incentive Units for the equity portion of his 2023 annual bonus.

The cash portion of the 2023 annual bonuses earned by the named executive officers is reflected in the Summary Compensation Table in the column entitled “Bonuses”. However, the equity portion of Messrs. Schneberger’s and Ridge’s 2023 annual bonuses were reported in the “Option Awards” column of the Summary Compensation Table for 2024 rather than 2023 since the equity portion of their 2023 annual bonuses were granted in 2024.

2024 Annual Bonuses

Mr. Ballard was not entitled to an annual bonus in 2024 since his employment with USARE OpCo commenced on December 16, 2024. Mr. Schneberger and Ms. Simanikas each did not earn an annual bonus for 2024 due to the termination of their respective employment in 2024.

Each of Messrs. Ridge and Kronenfeld are eligible for a bonus with respect to their services to USARE OpCo in 2024. The bonuses will be determined in the discretion of the board of managers of USARE OpCo. However, bonuses for all USARE OpCo employees for 2024 have not been determined as of the date of this Annual Report.

Equity Compensation

Prior to the consummation of the Business Combination, USARE OpCo maintained the Second Amended and Restated USA Rare Earth, LLC Incentive Plan, as amended (the “USARE OpCo Equity Plan”) in order to provide USARE OpCo’s service providers the opportunity to acquire an equity interest in USARE OpCo. Pursuant to the USARE OpCo Equity Plan, award agreements thereunder and the Pre-Closing USARE OpCo OA, service providers (including managers, officers, employees, consultants and other service providers) may be granted USARE Incentive Units (references to incentive units below refer to USARE Incentive Units).

In connection with the Business Combination, each USARE Incentive Unit awarded under the USARE OpCo Equity Plan: (i) became fully vested if the holder remained employed through the Closing Date, (ii) was deemed exchanged or converted (on a cashless basis) into a number of USARE Class A Units equal to the number of USARE Incentive Units covered by the award multiplied by an exchange ratio based on the in-the-money value of the USARE Incentive Units determined in accordance with the Business Combination Agreement and (iii) after such deemed exchange or conversion, be cancelled and converted into the Per Unit Base Consideration and the right to receive, subject to the vesting conditions, a number of shares of Common Stock equal to the Per Unit Earn-out Consideration. New USARE is expected to grant equity awards in the discretion of the board of directors pursuant to the USARE Incentive Plan.

Mr. Schneberger was awarded 2,000,000 incentive units on December 1, 2022, and Mr. Ridge was awarded 750,000 incentive units on April 19, 2023. The distribution thresholds applicable to these awards were reduced from $3.2706 to $1.7302, then the awards were subsequently cancelled on December 28, 2023.

On December 1, 2022, in connection with Tom Schneberger’s commencement of employment, he was awarded 917,263 USARE Class A Units pursuant to an award agreement and the Pre-Closing USARE OpCo OA. The units were scheduled to vest in one-third increments on each of January 2, 2024, 2025 and 2026, subject to his continued employment through the applicable vesting dates. Effective November 8, 2023, the vesting schedule was amended such that 611,509 units were scheduled to vest on January 2, 2025 and 305,754 units were scheduled to vest on January 2, 2026, subject to his continued employment through the applicable vesting dates. However, the modification to the vesting schedule did not result in any incremental fair value (within the meaning of FASB ASC Topic 718), and accordingly, no value was reported in the Summary Compensation Table due to the change to the vesting schedule. Effective May 15, 2024, and in connection with Mr. Schneberger’s resignation and retirement, the units were forfeited.

On August 31, 2022, Mr. Kronenfeld was awarded 750,000 USARE Incentive Units with a distribution threshold of $1.7302 in connection with his commencement of employment with USARE OpCo. The award vested in increments of 250,000 incentive units on each of March 22, 2022, 2023 and 2024; accordingly, the award is fully vested.

Mr. Ridge was awarded 173,587 USARE Incentive Units on April 25, 2024 with a distribution threshold of $0.29, representing the equity portion of his 2023 annual bonus. Such USARE Incentive Units were fully vested on May 31, 2024. In addition, Mr. Ridge was awarded 750,000 USARE Incentive Units on April 26, 2024. Such USARE Incentive Units have a distribution threshold equal to $1.7302, and 500,000 of the USARE Incentive Units vested on May 31, 2024 and 250,000 of the USARE Incentive Units will vest on April 24, 2025, subject to his continued employment through the vesting date. Mr. Kronenfeld was awarded 75,221 USARE Incentive Units on May 13, 2024 with a distribution threshold of $0.29, representing the equity portion of his 2023 annual bonus. Such USARE Incentive Units were fully vested on June 15, 2024. The USARE Incentive Units granted to Messrs. Ridge and Kronenfeld are reported in the “Option Award” column of the Summary Compensation Table for 2024.

Other Elements of Compensation

Retirement Plans

Our employees, including our named executive officers, are eligible to participate in our 401(k) Plan (the “401(k) Plan”). Our executive officers are eligible to participate in the 401(k) Plan on the same terms and conditions as other full-time employees, subject to the terms and eligibility requirements of the plan. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we make safe harbor matching contributions to the 401(k) Plan equal to 100% of employee contributions not in excess of 1% of their compensation and 50% of employee contributions not in excess of 6% of their compensation, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

●	medical, dental and vision benefits;

●	life insurance; and

●	short-term and long-term disability insurance.

We believe the health and welfare benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

We do not maintain any executive-specific benefits or perquisites for our named executive officers, other than Mr. Schneberger’s housing allowance described above in the Summary Compensation Table.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of incentive units awarded under the USARE OpCo Equity Plan for each named executive officer outstanding as of December 31, 2024, prior to their conversion into our Common Stock.

	Option Awards(1)						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Joshua Ballard(2)	—		—	—	—	—	—	—
Effie Simanikas	08 /31/2022	(3)	2,250,000	—	—	—	—	—
Steve Ridge	04 /25/2024	(4)	173,587	—	—	—	—	—
	04 /26/2024	(5)	500,000	250,000	—	—	—	—
David Kronenfeld	08 /31/2022	(6)	—	—	—	—	—	—
	05/13/2024	(7)	75,221	—	—	—	—	—

(1)	Amounts reported as “Option Awards” reflect grants of incentive units under the USARE OpCo Equity Plan that were outstanding as of December 31, 2024. Despite the fact that the incentive units do not require the payment of an exercise price and have no expiration date, they are economically similar to stock options because they obtain value only as the value of the underlying security rises above its grant date value (referred to as the “distribution threshold”). As such, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature” and reported in this table as option awards. Incentive units granted prior to February 10, 2024 were intended to constitute profits interests for Federal income tax purposes. However, in connection with USARE OpCo’s conversion from a partnership to a corporation in 2024, which is discussed above, incentive units ceased to be profits interests for Federal income tax purposes. Each USARE Incentive Unit that was issued and outstanding immediately prior to the Effective Time, by virtue of the occurrence of the Merger, (x) to the extent the holder of such USARE Incentive Unit was continuously employed by or providing services to USARE OpCo from the August 21, 2024 through the Effective Time, was automatically deemed to be fully vested, (y) regardless of such employment or service status, was automatically deemed exchanged or converted (on a cashless basis) into a fraction of one USARE Class A Unit of USARE in accordance with the terms of such USARE Incentive Unit, the Pre-Closing USARE OpCo OA and the Second Amended and Restated USA Rare Earth, LLC Incentive Plan and each USARE Class A Unit issued or issuable upon such deemed exchange or conversion was treated as being issued and outstanding immediately prior to the Effective Time and converted into a fractional share of Common Stock equal to the Exchange Ratio (0.2043578).

(2)	Mr. Ballard has not been granted any equity in USARE OpCo in connection with the commencement of his employment with USARE OpCo. However, as discussed below, his employment agreement provides for the grant of restricted stock units and performance stock units of New USARE in connection with the consummation of the Business Combination. This award has not yet been made.
(3)	Represents 2,250,000 USARE Incentive Units awarded to Ms. Simanikas with a distribution threshold of $1.7302. The award was scheduled to vest as to 750,000 incentive units on each of January 31, 2023, 2024 and 2025, subject to her continued employment through the applicable vesting date. However, the award became fully vested in connection with Ms. Simanikas’s termination of employment on March 16, 2024.
(4)	Represents 173,587 USARE Incentive Units awarded to Mr. Ridge on April 25, 2024 with a distribution threshold of $0.29. The award became fully vested on May 31, 2024.
(5)	Represents 750,000 USARE Incentive Units awarded to Mr. Ridge on April 26, 2024 with a distribution threshold equal to $1.7302. 500,000 of the USARE Incentive Units vested on May 31, 2024, and 250,000 of the USARE Incentive Units will vest on April 24, 2025, subject to his continued employment through the vesting date. However, the USARE Incentive Units will become fully vested in connection with the Closing.
(6)	Represents 750,000 USARE Incentive Units awarded to Mr. Kronenfeld on August 31, 2022 with a distribution threshold of $1.7302. The award vested in increments of 250,000 USARE Incentive Units on each of March 22, 2022, 2023 and 2024 and is now fully vested.
(7)	Represents 75,221 USARE Incentive Units awarded to Mr. Kronenfeld on May 13, 2024 with a distribution threshold of $0.29. The award became fully vested on June 15, 2024.

Executive Compensation Arrangements

USARE OpCo and Tom Schneberger entered into an executive employment agreement, dated November 4, 2022. Pursuant to the agreement, Mr. Schneberger was paid an annual base salary of $650,000, a sign on bonus of $500,000 and a housing allowance equal to $5,000 per month. He was eligible for an annual bonus based on the achievement of USARE OpCo’s and his performance, with performance targets established by the board of managers of USARE OpCo in consultation with Mr. Schneberger. His target annual bonus was 100% of base salary, with a maximum annual bonus of 200% of base salary. The annual bonus was paid on or prior to March 31 of the calendar year following the calendar year in which the performance was measured, subject to his employment on the payment date. In addition, Mr. Schneberger was awarded 2,000,000 USARE Incentive Units and 917,263 USARE Class A Units in connection with his commencement of employment with USARE, as described above. On termination of his employment by USARE OpCo without “cause” and subject to his execution of a release of claims, he was entitled to certain severance payments and benefits, including continued payment of base salary for 12 months, a target bonus equal to 100% of base salary, continuation of certain employee benefits for 12 months and accelerated vesting of equity incentive grants to the next anniversary of the effective date of the agreement. However, effective May 15, 2024, Mr. Schneberger resigned and retired from USARE OpCo and entered into a Separation and Release Agreement pursuant to which he was entitled to company-subsidized COBRA coverage until December 31, 2024 and he waived any other severance entitlements in his employment agreement. The Separation and Release Agreement also modified the post-termination restrictive covenants contained in his employment agreement, such that there is no covenant not to compete, but Mr. Schneberger is prohibited from diverting USARE OpCo’s business or soliciting its customers for 12 months following his resignation and retirement.

For purposes of Mr. Schneberger’s employment agreement, “cause” generally means conviction of, or plea of nolo contendere to, a felony crime involving deceit, dishonesty or fraud, fraud on or misappropriation of any funds or property of USARE OpCo or customers or vendors personal dishonesty or breach of fiduciary duty which involves personal profit and damage to USARE OpCo, willful misconduct in connection with his duties or willful failure to perform his responsibilities, material and repeat violation of any USARE OpCo rule, regulation, procedure or policy or breach of any provision of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement, subject to certain notice and cure rights.

USARE OpCo and Effie Simanikas entered into an offer letter, dated January 28, 2022. Pursuant to the offer letter, Ms. Simanikas was paid an annual base salary of $400,000. She was eligible for an annual bonus based on the achievement of certain performance targets, with a minimum annual bonus of 75% of base salary, a target annual bonus of 100% of base salary and a maximum annual bonus of 200% of base salary. The performance targets were established by the board of managers of USARE OpCo in consultation with Ms. Simanikas. The annual bonus was paid prior to February 28 of the calendar year following the calendar year in which the performance was measured. The offer letter provided for accelerated vesting of 50% of the unvested incentive units on certain involuntary terminations of employment and 100% of the unvested incentive units in connection with a termination by USARE OpCo without “cause” within nine months prior to, or 18 months after, a change in control or change in the composition of the board of managers of USARE OpCo. The offer letter was amended, effective August 31, 2022, to provide for accelerated vesting of her unvested USARE Incentive Units generally if USARE OpCo became a public company. However, all of Ms. Simanikas’s unvested USARE Incentive Units became vested in connection with her termination of employment, as described below. On termination of her employment by USARE OpCO without “cause”, due to a change in control or a change in the composition of the board of managers of USARE OpCo or by Ms. Simanikas for “good reason”, she was entitled to certain severance payments and benefits, including 12 months of base salary plus two months of base salary for each year of employment up to a maximum of 24 months (the “Severance Period”), a bonus equal to base salary for the number of months in the Severance Period, a prorated bonus for the year of termination, USARE’s payment of COBRA coverage during the Severance Period, 12 months of transitional/career counseling services up to a maximum of $50,000 and vesting of any unvested employer contributions to the 401(k) Plan. However, effective March 16, 2024, Ms. Simanikas’s employment was terminated and USARE OpCo and Ms. Simanikas entered into a Separation and Release Agreement which provided for severance as follows in lieu of the severance provided in her offer letter: (i) a separation payment of $200,000, (ii) a lump sum payment equal to $6,474.29 representing the cost of COBRA coverage through December 31, 2024, (iii) accelerated vesting of 750,000 USARE Incentive Units, (iv) 12 months of transitional/career counseling services up to a maximum of $50,000, (v) payout of accrued but unused vacation, and (vi) accelerated vesting of any unvested 401(k) Plan matching contributions since the 401(k) Plan was amended to provide that all participants vest in matching contributions after two years of service. The Separation and Release Agreement also modified the post-termination restrictive covenants contained in the offer letter, such that there is no covenant not to compete, but Ms. Simanikas is prohibited from diverting USARE OpCo business or soliciting its customers for 12 months following her termination.

For purposes of Ms. Simanikas’s offer letter, “cause” generally means wrongful misappropriation of USARE OpCo’s assets, a physical or mental impairment that renders Ms. Simanikas incapable of performing the essential functions of her position with reasonable accommodations for longer than six months unless due to an on-the-job injury, her conviction of, or pleading guilty or no contest to, a felony, intentionally causing USARE OpCo to violate a law, willful refusal to comply with a proper policy or directive or decision of USARE OpCo or willful refusal to perform her duties, subject to certain notice and cure rights. “Good reason” generally means a material reduction in duties and/or no longer serving as the Chief Financial Officer or equivalent or USARE OpCo’s failure to cure a breach.

USARE OpCo and Steve Ridge entered into an offer letter, dated March 17, 2023. Pursuant to the offer letter, he was paid an annual base salary of $300,000 and he was eligible for an annual bonus equal to 100% of his base salary, based on the achievement of annual performance goals. No severance is payable on termination of employment. In addition, Mr. Ridge was awarded 750,000 USARE Incentive Units in connection with his commencement of employment with USARE OpCo as described above. In connection with a change in Mr. Ridge’s role, his offer letter was amended, effective May 14, 2024, to reduce his base salary to $150,000, to provide eligibility for a bonus of $300,000 for the completion of an economically and technically feasible flow sheet and a bonus of $300,000 for completion of a funding of the first line of the magnet project via sale, strategic partnership, customer prepay, or other means, and to remove the covenant not to compete contained in his offer letter.

USARE OpCo and David Kronenfeld entered into an offer letter, dated March 14, 2021. Pursuant to the offer letter, Mr. Kronenfeld is paid an annual base salary and he is eligible for an annual bonus with a target equal to 50% of his base salary, based on the achievement of performance goals. In addition, Mr. Kronenfeld was awarded 750,000 USARE Incentive Units in connection with his commencement of employment with USARE, as described above. The offer letter provided for a potential tax gross-up if there was a delay in the grant of his incentive units and certain other conditions were met; however, the conditions to receive the gross-up no longer apply and therefore, no gross-up is payable. No severance is payable on termination of employment, but a 30-day notice period is required to terminate the agreement. The offer letter contains a covenant not to compete and a covenant not to solicit employees or contractors, each effective for two years after his termination of employment. USARE OpCo and Mr. Kronenfeld entered into an addendum to his offer letter, dated November 6, 2024. The addendum, among other things, provides that he will receive (i) a bonus equal to $100,000 in recognition of his additional duties and responsibilities following Mr. Schneberger’s departure, which was paid on December 2, 2024 and (ii) upon successful completion of the de-SPAC transaction and completion of certain tasks outlined in the addendum, a bonus equal to $100,000 and a grant of restricted stock units (“RSUs”) with a gross value of $200,000.

CEO Employment Agreement

USARE OpCo and Joshua Ballard entered into an employment agreement, dated December 16, 2024 pursuant to which he was employed as the Chief Executive Officer of USARE OpCo.

Mr. Ballard is entitled to certain compensation and benefits pursuant to the agreement, including (i) an annual base salary of $450,000, (ii) commencing in calendar year 2025, eligibility for an annual bonus based on the achievement of performance targets established by the USARE OpCo board of managers, with a target opportunity of 100% of his base salary and a maximum payout of 150% of his base salary and (iii) temporary corporate housing until USARE’s permanent headquarters is established. In addition, while the Chief Executive Officer, he will be nominated for the USARE Board. As soon as reasonably practical following the Closing, USARE will recommend to the Board of New USARE that he be granted 150,000 RSUs that vest in one-third increments on each of the Closing and the second and third anniversaries of the effective date of the agreement, subject to his continued employment through the vesting dates, and 150,000 performance stock units (“PSUs”) that vest based on the attainment of performance goal and his continued employment through the vesting dates. The RSUs and PSUs will be granted under the USARE Incentive Plan and will be subject to the terms of the USARE Incentive Plan and an individual award agreement.

If Mr. Ballard’s employment is terminated by USARE without “cause” or by Mr. Ballard for “good reason” on or before December 31, 2025, then in addition to certain accrued amounts, he is entitled to the following severance, subject to his execution of a release of claims and continued compliance with certain restrictive covenants: continued payment of his base salary for 12 months following termination, payment of any earned but unpaid annual bonus, reimbursement of the monthly premium for coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) for six months and vesting of any unvested PSUs based on actual achievement of the performance goals through the termination date. Any unvested RSUs and PSUs will be forfeited. Mr. Ballard will be eligible for severance under a change of control and severance plan to be established by New USARE (the “Severance Plan”), provided that he will receive the higher of the severance either under the Severance Plan or his employment agreement, but not both. The employment agreement contains restrictive covenants, including a non-solicitation covenants effective for 12 months following termination of employment. For purposes of Mr. Ballard’s employment agreement, “cause” generally means, subject to certain notice and cure rights: (A) conviction of, or plea of nolo contendere to, a felony crime involving deceit, dishonesty or fraud; (B) embezzlement, theft, fraud or misappropriation of any funds or property of New USARE or any subsidiary or any affiliate, customer or vendor of New USARE or any subsidiary; (C) personal dishonesty or material breach of fiduciary duty that involves personal profit or damage to New USARE or any affiliate; (D) misconduct in connection with his duties or failure to perform his responsibilities as reasonably directed by New USARE (other than as a result of disability); (E) material and repeat violation of any company rule, regulation, procedure or policy; (F) refusal to perform his duties and responsibilities as reasonably directed by our board of directors; (G) use of alcohol or drugs that substantially interferes with his ability to perform his duties; (H) any act or omission intended to harm or damage the business, property, operations, financial condition or reputation of New USARE or any of its affiliates; or (I) breach of any provision of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement. “Good reason” generally means the occurrence of any of the following events without his prior written consent and subject to certain notice and cure rights: (A) material diminution in his base salary or annual bonus opportunity, other than a reduction of up to 10% in connection with a reduction that applies to all similarly situated executives; (B) material diminution in his authorities, duties or responsibilities; (C) reporting to a person other than our board of directors; (D) material breach by New USARE of the employment agreement; or (E) failure to issue the RSUs or PSUs by the 90-day anniversary of the Closing.

New Equity Incentive Plan

Effective as of March 13, 2025, New USARE adopted the USARE Incentive Plan under which New USARE may grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants.

Certain employees, directors, officers, advisors or consultants of New USARE or its affiliates are eligible to participate in the USARE Incentive Plan. The USARE Incentive Plan is administered by the Compensation Committee, subject to the limitations imposed under the USARE Incentive Plan and applicable laws. The Compensation Committee generally has the authority to designate participants, determine the type or types of awards to be granted to a participant, determine the terms and conditions of any agreements evidencing any awards granted under the USARE Incentive Plan, accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and to adopt, alter and repeal rules, guidelines and practices relating to the USARE Incentive Plan. The Compensation Committee has full discretion to administer and interpret the USARE Incentive Plan and to make any other determinations and/or take any other action that it deems necessary or desirable for the administration of the USARE Incentive Plan, and any such determinations or actions taken by the Compensation Committee are final, conclusive and binding upon all persons and entities. The Compensation Committee may delegate to one or more officers of New USARE or any affiliate the authority to act on behalf of the Compensation Committee with respect to any matter, right, obligation or election that is the responsibility of or that is allocated to the Compensation Committee in the USARE Incentive Plan and that may be so delegated as a matter of law, except for grants of awards to persons subject to Section 16 of the Exchange Act.

New USARE has reserved a total of 13,000,000 shares of shares of stock for issuance pursuant to the USARE Incentive Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the USARE Incentive Plan is 13,000,000, in each case, subject to certain adjustments set forth therein.

Manager and Director Compensation

Individuals who served as managers of USARE OpCo during fiscal 2024, including those who serve as directors of New USARE, did not receive compensation for their service as managers, other than former manager Ted Senko. Mr. Senko received a board service retainer of $50,000 in 2024.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Ted Senko	$50,000	$50,000

In connection with the consummation of the Business Combination, we approved an initial compensation program for our non-employee directors that consists of annual cash retainer fees which are described below.

Cash Compensation:

●	Annual Retainer: $60,000

●	Annual Committee Chair Retainer:

o	Audit: $20,000

o	Compensation: $15,000

o	Nominating and Corporate Governance: $10,000

●	Annual Committee Member (Non-Chair) Retainer:

o	Audit: $10,000

o	Compensation: $7,500

o	Nominating and Corporate Governance: $5,000

We intend to long-term a fulsome director compensation program that includes both the cash retainer fees described above and long-term equity awards.

Equity Grant Procedures

The Company’s compensation committee will approve equity awards for our named executive officers on or before the date of grant. The Company does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth beneficial ownership of Common Stock and Series A Preferred Stock as of March 28, 2025 by:

●	each person who was named as our executive officer or director, and all of our executive officers and directors as a group; and

●	each person who is a beneficial owner of more than 5% of a class of our equity securities.

The information below is based on an aggregate of 81,952,420 shares of Common Stock, and 5,233,834 shares of Series A Preferred Stock issued and outstanding as of the consummation of the Business Combination. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including preferred stock and warrants that are convertible or currently exercisable or convertible or exercisable within 60 days. In the table below, shares issuable upon the conversion of shares of Series A Preferred Stock and the exercise of Series A Preferred Investor Warrants New USARE Warrants that are currently exercisable or exercisable within 60 days of the Effective Time are considered outstanding and beneficially owned by the person holding such Series A Preferred Stock, Series A Preferred Investor Warrants and/or New USARE Warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, percentages presented in the table may not sum to 100%.

Directors and Executive Officers of New USARE (1)	Number of shares of Common Stock	%	Number of shares of Series A Preferred Stock	%	Total Voting %
Joshua Ballard	—	—	—	—	—
Michael Blitzer(2)(7)	16,033,607	17.5%	1,915,960	36.6%	9.4%
Mordechai Gutnick(5)	13,671,026	16.7%	—	—	15.7%
Paul Kern	163,125	*	—	—	*
David Kronenfeld	69,397	*	—	—	*
Steve Ridge	66,162	*	—	—	*
Otto Schwethelm	—	—	—	—	—
Michael Senft	—	—	—	—	—
Tready Smith(3)	15,528,008	18.9%	—	—	17.8%
Carolyn Trabuco	—	—	—	—	—
Christopher Boling	—	—	—	—	—
All officers and directors as a group (10 individuals)	45,531,325	49.6%	1,915,960	36.6%	43.2%
Five Percent Holders
Inflection Point Holdings II LLC(2)	12,250,000	13.9%	—	—	7.2%
U.S. Trading Metals RE, LLC(4)	4,511,927	5.5%	—	—	5.2%
The DinSha Dynasty Trust(6)	4,406,545	5.4%	—	—	5.1%
Inflection Point Fund I, LP(7)	3,194,280	3.8%	1,504,942	28.8%	1.7%
Newtyn Management, LLC(8)	3,709,030	4.4%	1,544,792	29.5%	2.6%
Bowon M&P Co., Ltd.(9)	1,595,980	1.9%	733,872	14.0%	*
Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B(10)	980,392	1.2%	490,196	9.4%	*

*	Less than one percent

(1)	Unless otherwise noted, the business address of each person is 100 W Airport Road, Stillwater, Oklahoma 74075, c/o USARE.

(2)	Consists of (i) 6,250,000 shares of Common Stock held by the Sponsor, (ii) 6,000,000 shares of Common Stock underlying 6,000,000 New USARE Warrants held by the Sponsor. Mr. Blitzer is the sole managing member of Inflection Point Holdings II LLC and holds voting and investment discretion with respect to the ordinary shares held of record by Infection Point Holdings II LLC. Mr. Blitzer disclaims any beneficial ownership of the securities held by the Sponsor, other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Consists of: 11,792,046 shares held of record by Bayshore Rare Earths II, LLC, and Ms. Smith is the beneficial owner of such shares; 3,652,121 shares held of record by Bayshore Rare Earths, LLC, and Ms. Smith is the beneficial owner of such shares; 37,669 shares held of record by Tready Smith Revocable Trust and beneficially owned by Ms. Smith; and 60,825 shares held of record by Ms. Smith’s husband Thayer Smith, with respect to which shares Ms. Smith shares voting and dispositive control. The address for Bayshore Rare Earths II, LLC, Bayshore Rare Earths, LLC, and Ms. Smith is 1700 S. MacDill Avenue, Suite 340, Tampa, Florida 33629.

(4)	The address for U.S. Trading Metals RE, LLC (“US Trading Metals”) is 767 5th Avenue, 6th Floor-Water B, New York City, NY 10153. The Company was informed by US Trading Metals that it is the beneficial owner of the shares held of record by it. The Company has reason to believe that US Trading Metals may be beneficially owned by Steven Rosenfeld.

(5)	Consists of 13,842,710 shares held of record by The Critical Minerals Trust, of which Mordechai Gutnick is the trustee. Mr. Gutnick is the sole beneficial owner of such shares. The address for Mr. Gutnick is 100 W Airport Road, Stillwater, Oklahoma 74075, c/o USARE.

(6)	The address for The DinSha Dynasty Trust (the “DinSha Trust”) is 607 Patten Avenue, Long Branch, NJ 07740. The Company was informed by the DinSha Trust that (i) it is the beneficial owner of the shares held of record by it, (ii) the grantor of the trust is Stewart Kleiner (but he is not a trustee or beneficiary), (iii) the trust is an irrevocable trust and (iv) the trustees of the trust are Kerry (Gottlieb) Silverstrom, Shana Kleiner and Dina Kleiner. Each of the trustees may be deemed to beneficially own the shares held by the DinSha Trust.

(7)	Consists of (i) 1,504,942 shares of Series A Preferred Stock held by Inflection Point Fund, (ii) 1,504,942 shares of Common Stock issuable upon conversion of 1,504,942 shares of Series A Preferred Stock held by Inflection Point Fund, at the initial conversion price and excluding any accrued and unpaid payment-in-kind dividends and (ii) 1,689,338 shares of Common Stock issuable upon exercise of Series A Preferred Investor Warrants by Inflection Point Fund at Closing. Inflection Point Asset Management LLC and Inflection Point GP I LLC are the investment manager and general partner, respectively, of Inflection Point Fund. Mr. Blitzer controls each of Inflection Point Fund, Inflection Point Asset Management LLC and Inflection Point GP I LLC, including the exercise of voting and investment discretion over the securities held or to be held by Inflection Point Fund. Mr. Blitzer disclaims any beneficial ownership of the securities held by the Sponsor, Inflection Point Fund, Inflection Point Asset Management LLC and Inflection Point GP I LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(8)	According to a Schedule 13G filed on January 7, 2025, consist of (i) 426,300 shares of Common Stock held by Newtyn TE Partners, LP, a Delaware limited partnership, less 4,477 shares of Common Stock Newtyn TE Partners, LP notified us it sold subsequent to such date (ii) 273,700 shares of Common Stock held by Newtyn Partners, LP, a Delaware limited partnership (collectively, the “Newtyn Entities”), less 2,873 shares of Common Stock Newtyn TE Partners, LP notified us it sold subsequent to such date, (iii) 954,048 shares of Series A Preferred Stock held by Newtyn TE Partners, LP, (iv) 954,048 shares of Common Stock issuable upon conversion of 954,048 shares of Series A Preferred Stock held by Newtyn TE Partners, LP, at the initial conversion price and excluding any accrued and unpaid payment-in-kind dividends, (v) 590,734 shares of Series A Preferred Stock held by Newtyn Partners, LP, (vi) 590,734 shares of Common Stock issuable upon conversion of 590,734 shares of Series A Preferred Stock held by Newtyn Partners, LP, at the initial conversion price and excluding any accrued and unpaid payment-in-kind dividends, (vii) 907,549 shares of Common Stock issuable upon exercise of a Series A Preferred Investor Warrant issued to Newtyn TE Partners, LP at Closing and (viii) 563,039 shares of Common Stock issuable upon exercise of a Series A Preferred Investor Warrant issued to Newtyn Partners, LP at Closing. Newtyn Management, LLC as the investment manager to the Newtyn Entities may be deemed to beneficially own the securities owned by the Newtyn Entities. The principal business address of Newtyn Management, LLC and the Newtyn Entities is 60 East 42nd Street, 9th Floor, New York, NY 10165.

(9)	The address for Bowon M&P Co., Ltd. (“Bowon”) is 15F, Kwangil Plaza, 331, Gangnam-daero, Seocho-gu, Seoul Korea 06627. The Company was informed by Bowon that the beneficial owner of the shares held of record by Bowon is Mr. Kwangshik Ma.

(10)	Consists of (i) 490,196 shares of Series A Preferred Stock, (ii) 490,196 shares of Common Stock issuable upon conversion of 490,196 shares of Series A Preferred Stock at the initial exercise price and excluding any accrued and unpaid payment-in-kind dividends and (iii) 490,196 shares of Common Stock issuable upon exercise of a Series A Preferred Investor Warrant. Waqas Khatri, as the managing member of Ayrton Capital LLC, the investment manager of Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, may be deemed to share beneficial ownership of the reported securities. The address for Alto Opportunity Master Fund is c/o Ayrton Capital, 55 Post Road West, 2nd Floor Westport, Connecticut 06880.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Inflection Point Related Person Transactions

Founder Shares and Private Placement Warrants

In March 2023, Inflection Point Holdings II LLC, the Sponsor, paid $25,000, or approximately $0.004 per share, to cover certain of Inflection Point’s offering costs in exchange for 5,750,000 Class B ordinary shares of Inflection Point. Subsequently on May 24, 2023, Inflection Point effected a share recapitalization with respect to the Class B ordinary shares, as a result of which the Sponsor then held 6,325,000 Class B ordinary shares. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2023, 75,000 Class B ordinary shares were forfeited resulting in the Sponsor holding 6,250,000 Class B ordinary shares. On November 18, 2024, pursuant to the terms of Inflection Point’s governing documents, the Sponsor elected to convert 6,200,000 outstanding Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of Inflection Point, resulting in the Sponsor owning an aggregate of 6,250,000 ordinary shares, consisting of 6,200,000 Class A ordinary shares and 50,000 Class B ordinary shares. On March 12, 2025, the remaining 50,000 Class B ordinary shares converted into Class A ordinary shares, and immediately thereafter all 6,250,000 Class A ordinary shares converted into 6,250,000 shares of Common Stock upon the Domestication prior to the closing of the Business Combination.

Pursuant to the letter agreements dated May 24, 2023, the Sponsor and Inflection Point’s officers and directors agreed not to transfer, assign or sell any of their Class B ordinary shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial business combination, or (ii) the date on which Inflection Point (or its successor) completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of Inflection Point’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the lock-up). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if Inflection Point (or its successor) consummates a transaction after the initial business combination which results in Inflection Point’s shareholders having the right to exchange their shares for cash, securities or other property, the covered shares will be released from the lock-up.

The Sponsor purchased an aggregate of 6,000,000 private placement warrants, simultaneously with the initial closing of the IPO, at a price of $1.00 per private placement warrant, or $6,000,000 in the aggregate. Each private placement warrant was exercisable for one Class A ordinary share of Inflection Point and is now exercisable for one share of Common Stock, at a price of $11.50 per share (subject to adjustment).

In connection with the Business Combination, the lock-up provisions of the letter agreement entered into by the Sponsor was superseded by a lock-up agreement, dated as of March 13, 2025, by and between the Company and the Sponsor (the “Sponsor Lock-Up Agreement”), pursuant to which the Sponsor and its permitted assigns will agree not to, without the prior written consent of our board of directors, prior to the date that is six months after the Closing Date (the “Initial Common Stock Lock-up Period”), (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, (a) any shares of Common Stock the Sponsor received upon conversion of its founder shares in connection with the Domestication (the “Sponsor Lock-Up Shares”), (ii) enter into any swap or other transfer arrangement in respect of the Sponsor Lock-Up Shares or (iii) take any other similar actions (the actions specified in the foregoing clauses (i) through (iii), collectively, “Transfer”). The Sponsor and its permitted assigns will also agree not to, prior to the date that is one (1) year after the Closing Date (the “Second Common Stock Lock-Up Period”), Transfer more than 50% of the Sponsor Lock-Up Shares in each case, without the prior written consent of our board of directors. In addition, the Sponsor will agree to not Transfer any warrants of New USARE received upon conversion of private placement warrants in connection with the Domestication (or the shares of Common Stock issuable upon exercise of such warrants of Inflection Point, prior to the date that is 30 days after the Closing Date. The Sponsor Lock-Up Agreement provides for certain permitted transfers, including but not limited to, transfers to certain affiliates or family members, transfers of shares acquired on the open market after the consummation of the Business Combination, subject to certain conditions, and the exercise of certain stock options and warrants.

Related Party Loans

On March 7, 2023, the Sponsor agreed to loan Inflection Point up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2023 or the closing of the IPO. The outstanding balance of $179,665 was repaid at the closing of the IPO on May 30, 2023.

On August 13, 2024, to document existing and future Working Capital Loans, Inflection Point issued the Convertible Promissory Note to Michael Blitzer, Inflection Point’s Chairman and Chief Executive Officer, pursuant to which Inflection Point may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. As of the date of this Annual Report, No amounts were outstanding under the Convertible Promissory Note and the Convertible Promissory Note has been terminated.

Arrangements for Forgiveness of Convertible Promissory Note

On August 21, 2024, pursuant to the securities purchase agreement, dated August 21, 2024, by and between USARE OpCO and Mr. Blitzer, USARE OpCo issued 122,549 USARE Class A-2 Convertible Preferred Units of USARE OpCo (excluding accrued and unpaid payment-in-kind interest) and a warrant to purchase up to 31,250 USARE Class A Units in exchange for Mr. Blitzer’s forgiveness of the remaining 50% of the then-outstanding balance of the Convertible Promissory Note at Closing. Such 122,549 USARE Class A-2 Convertible Preferred Units (including accrued and unpaid payment-in-kind interest) and warrant to purchase up to 31,250 USARE Class A Units converted into 131,048 shares of Series A Preferred Stock (the “Blitzer Conversion Preferred Shares”) and a Series A Preferred Investor Warrant to purchase 31,250 shares of Common Stock upon the closing of the Business Combination.

On August 21, 2024, pursuant to the securities purchase agreement, dated August 21, 2024 (the “Blitzer Series A SPA”), by and among Inflection Point, USARE OpCo and Mr. Blitzer, Inflection Point agreed to issue at Closing, 104,167 shares of Series A Preferred Stock ($1,250,000 in Stated Value) to Mr. Blitzer in exchange for his forgiveness of 50% of the then-outstanding balance of the Convertible Promissory Note at Closing. On January 22, 2025, Inflection Point, Mr. Blitzer and USARE amended the Blitzer Series A SPA to provide that Inflection Point will issue to Mr. Blitzer, at Closing, a number of shares of Series A Preferred Stock equal to the number of Blitzer Conversion Preferred Shares (rather than a fixed 104,167 shares) in exchange for his forgiveness of 50% of the then-outstanding balance of the Convertible Promissory Note. The number of shares of Series A Preferred Stock issued at the Closing of the Business Combination pursuant to the Blitzer Series A SPA was 131,048

Services and Indemnification Agreement

On May 24, 2023, Inflection Point entered into a Services and Indemnification Agreement with the Sponsor, TVC, Peter Ondishin and Kevin Shannon, pursuant to which it pays TVC a total of $27,083.33 per month for the services of Peter Ondishin as chief financial officer of the Company and Kevin Shannon as chief of staff for the Company. On March 28, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. On November 8, 2024, the Company entered into the Third Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of November 1, 2024, was reduced from $14,746 to $7,373 for the period starting October 1, 2024. Upon completion of the Business Combination or its liquidation, the Company ceased paying the Monthly Fee. For the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, the Company incurred $204,541 and $196,806 for these services, respectively.

Series A SPA

Inflection Point Fund agreed to purchase 759,804 shares of Series A Preferred Stock and Series A Preferred Investor Warrants to purchase 759,804 shares of Common Stock at an initial exercise price of $12.00, subject to adjustment, for an aggregate purchase price of $9,117,648, in the Series A Preferred Stock Investment. However, on February 3, 2025, Inflection Point Fund pre-funded the Series A Preferred Stock Investment by purchasing an aggregate of 833,333 additional USARE Class A-2 Convertible Preferred Units and a USARE Class A Preferred Investor Warrant exercisable for an aggregate of 833,333 USARE Class A Units. Pursuant to the Series A SPA Termination Agreement, upon the pre-funding of the Series A Preferred Stock Investment, the Series A SPA was terminated.

On March 11, 2025, Inflection Point entered into that certain securities purchase agreement with Inflection Point Fund, an affiliate of Michael Blitzer and the Sponsor, pursuant to which, at the Closing, Inflection Point Fund purchased 294,118 shares of Series A Preferred Stock and a Series A Preferred Investor Warrant initially exercisable for 294,118 shares for an aggregate purchase price of $3,000,000.

Inflection Point’s Policy for Approval of Related Party Transactions

The audit committee of the Inflection Point’s board of directors had adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions”. Under such policy, a “related party transaction” was any consummated or proposed transaction or series of transactions: (i) in which Inflection Point was or was to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of Inflection Point’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) Inflection Point’s directors, nominees for director or executive officers or any person who has served in any of such roles since the beginning of the most recent fiscal year; (ii) any record or beneficial owner of more than 5% of any class of Inflection Point’s voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee was to consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction was on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravened Inflection Point’s code of ethics or other policies, (iv) whether the audit committee believed the relationship underlying the transaction to be in the best interests of Inflection Point and its shareholders, and (v) the effect that the transaction might have on a director’s status as an independent member of the Inflection Point Board and on his or her eligibility to serve on Inflection Point board’s committees. Each director, director nominee and executive officer of Inflection Point, as applicable, was required to present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, Inflection Point was permitted to consummate related party transactions only if its audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy did not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Seventh A&R Company Operating Agreement

In connection with the Business Combination, USARE OpCo amended and restated its operating agreement by adopting the A&R Operating Agreement. The A&R Operating Agreement, among other things, permits the issuance and ownership of the units of USARE OpCo as contemplated to be issued and owned upon consummation of the Business Combination and admits New USARE as the manager of USARE OpCo.

A&R Registration Rights Agreement

Prior to the Closing of the Business Combination, the holders of the founder shares, private placement warrants and the Class A ordinary shares underlying such private placement warrants had registration rights to require Inflection Point to register a sale of any of Inflection Point’s securities held by them at the time of the IPO and any other securities of Inflection Point acquired by them prior to the consummation of Inflection Point’s initial business combination pursuant to a registration rights agreement signed on May 24, 2023. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of Inflection Point’s initial business combination. The Company was required to bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing, we, the Sponsor, Michael Blitzer, Inflection Point Fund, certain former USARE OpCo members and other parties thereto entered into an amended and restated registration rights agreement, pursuant to which, among other things, the “Holders” party thereto were granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to our securities that they hold following the Business Combination.

USARE Related Person Transactions

Arrangement with an Immediate Family Member of a member of the Board of Managers

Thayer Smith, the spouse, of Tready Smith and former President of USARE OpCo, entered into an agreement between USARE OpCo, Mr. Smith and Bayshore Capital Holdings Group, LLC, of which Mr. Smith and Ms. Smith are beneficial owners, dated December 1, 2022, regarding his transition from President of USARE OpCo. Pursuant to the agreement, Bayshore Capital Holdings Group, LLC is entitled to a payment equal to $766,665 on the closing of certain subsequent financings. USARE OpCo determined that this payment was payable to Bayshore Capital Holdings Group, LLC (and thereby to Mr. Smith and Ms. Smith) in connection with the Closing.

Other Transactions

In September and October of 2023, Bayshore Rare Earths II, LLC, an entity beneficially owned by Tready Smith, purchased 2,889,839 USARE Class C-1 Convertible Preferred Units for an aggregate of $5.0 million and The Critical Mineral Trust, an entity beneficially owned by Mordechai Gutnick, purchased 2,889,839 USARE Class C-1 Convertible Preferred Units for an aggregate of $5.0 million, in each case at a price per unit of $1.7302.

Mordechai Gutnick is a founder of USARE OpCo. In connection with the formation of USARE OpCo in May 2019, Morzev Pty Ltd, an Australian corporation (“Morzev”, an entity beneficially owned by Mr. Gutnick) assigned to USARE its interest in an option agreement (the “Option”) with TMRC whereby Morzev had a right to earn a 70% interest in the Round Top mining project, with a potential increase to 80%, subject to the terms of the Option. In exchange for the Option, Morzev received Class A Units in USARE OpCo. USARE OpCo estimates that the value of the Option and the Class A Units were approximately $45 million at the time in 2019. USARE has determined the value of approximately $45 million for the Option and Class A Units of USARE by reference to the post-money valuation of USARE OpCo implied by the price of USARE OpCo’s prior Class B Units which were purchased in 2019 for approximately $4.9 million at an implied post-money valuation of USARE OpCo of $50 million. That pre-money $45 million valuation was determined at the time of the investment of the Class B Units by the management of USARE OpCo and the investors in the Class B Units. The Option was acquired by Morzev in 2018, subject to payment by Morzev for certain technical due diligence, for phased earn-in expenditures of up to $10 million. Additionally, Mr. Gutnick received, directly or indirectly, an aggregate of approximately $510,000 in consulting or service fees from USARE OpCo between 2019 and 2021, the value of which was determined by the then-executive officers of USAR OpCo. Consulting payments from USARE OpCo to Mr. Gutnick ceased in 2021.

Statement of Policy Regarding Transactions with Related Persons

Upon the Closing of the Business Combination, we adopted a new formal written policy providing that related parties, defined to be New USARE’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of our audit committee, subject to certain exceptions and customary standing pre-approvals. For purposes of the policy, a related party transaction includes any transaction, arrangement, relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (i) the aggregate amount involved will or may be expected to exceed $120,000, (ii) the Company or any of its subsidiaries is a participant (whether or not a party); and ay related person has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). Pursuant to the policy, the audit committee will take into account, among other factors it deems appropriate, (1) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction and (3) whether the related party transaction is material to the Company and its subsidiaries. If a related person transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related person. In addition, under our Code of Conduct, our officers and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Indemnification of Directors and Officers

Our bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, our certificate of incorporation will provides that our directors and officers will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

Item 14. Principal Accountant Fees and Services.

The firm of UHY LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY LLP for services rendered.

Audit Fees. During the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, fees for services performed in connection with our IPO, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods were approximately $112,750 and $135,000, respectively.

Audit-Related Fees. During the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, UHY LLP fees for assurance and related services fees to the performance of the audit or review of financial statements amounts to $11,046 and $59,788, respectively.

Tax Fees. During the year ended December 31, 2024 and from the period from March 6, 2023 (inception) through December 31, 2023, UHY LLP fees for services for tax compliance, tax advice or tax planning were $14,404 and $0, respectively.

All Other Fees. During the year ended December 31, 2024 and from the period from March 6, 2023 (inception) through December 31, 2024, there were no fees billed for products and services provided by UHY LLP other than those set forth above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements: The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of August 21, 2024, by and among Inflection Point Acquisition Corp. II, LLC, IPXX Merger Sub, LLC and USA Rare Earth, LLC (incorporated herein by reference to Exhibit 2.1 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of November 11, 2024, by and among Inflection Point Acquisition Corp. II, LLC, IPXX Merger Sub, LLC and USA Rare Earth, LLC (incorporated herein by reference to Exhibit 2.2 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
2.3†	Amendment No. 2 to Business Combination Agreement, dated as of January 30, 2025, by and among Inflection Point Acquisition Corp. II, LLC, IPXX Merger Sub, LLC and USA Rare Earth, LLC (incorporated herein by reference to Exhibit 2.4 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
2.4	Certificate of Merger of IPXX Merger Sub, LLC with and into USA Rare Earth, Inc. (incorporated herein by reference to Exhibit 2.4 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
2.5	Plan of Domestication (incorporated herein by reference to Exhibit 2.5 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
2.6	Contribution Agreement by and between USA Rare Earth, LLC, Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021 (incorporated herein by reference to Exhibit 2.6 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
3.1	Certificate of Corporate Domestication of USA Rare Earth, Inc (incorporated herein by reference to Exhibit 3.1 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.2	Certificate of Incorporation of USA Rare Earth, Inc. (incorporated herein by reference to Exhibit 3.2 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.3	Bylaws of USA Rare Earth, Inc. (incorporated herein by reference to Exhibit 3.3 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.4	USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
4.1	Specimen Common Stock Certificate of USA Rare Earth, Inc. (incorporated herein by reference to Exhibit 4.5 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
4.2	Specimen Warrant Certificate of USA Rare Earth, Inc.(incorporated herein by reference to Exhibit 4.2 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
4.3	Warrant Agreement, dated May 24, 2024, by and between Inflection Point Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 filed with Inflection Point Acquisition Corp. II’s Form 8-K (Reg. No. 001-41711) filed by Inflection Point Acquisition Corp. II on May 30, 2023).
4.4	Form of Warrant issued to each Series A Investor (incorporated herein by reference to Exhibit 4.4 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
4.5	Form of Warrant issued to PIPE Investors (incorporated herein by reference to Exhibit 4.5 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
4.6*	Descriptions of Registrant’s Securities.
10.1*	Amended and Restated Registration Rights Agreement, dated as of March 13, 2025, by and among USA Rare Earth, Inc., Inflection Point Holdings II LLC and certain other holders of USA Rare Earth, Inc.
10.2	Sponsor Support Agreement, by and among Inflection Point Acquisition Corp. II, Inflection Point Holdings II LLC, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.3	Sponsor Lock-Up Agreement, dated as of March 13, 2025, by and between USA Rare Earth, Inc. and Inflection Point Holdings II LLC (incorporated herein by reference to Exhibit 10.3 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.4	Form of Members Support Agreement, dated August 21, 2024, by and among Inflection Point Holdings II LLC, certain members party thereto and USA Rare Earth, LLC (incorporated herein by reference to Exhibit 10.4 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.5	Form of Securities Purchase Agreement, by and among, Inflection Point Acquisition Corp. II, USA Rare Earth, LLC and the purchasers party thereto (incorporated herein by reference to Exhibit 10.5 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.6	Fee Reduction Agreement, dated as of August 20, 2024, by and among Inflection Point Acquisition Corp. II, Cantor Fitzgerald & Co. and USA Rare Earth, LLC (incorporated herein by reference to Exhibit 10.4 filed with Inflection Point Acquisition Corp. II’s Form 8-K (Reg. No. 001-41711) filed by Inflection Point Acquisition Corp. II on August 22, 2024).

10.7#	Metal Sales and Tolling Framework Agreement, dated as of March 18, 2024, by and between Australian Strategic Materials Limited and USA Rare Earth, LLC (incorporated herein by reference to Exhibit 10.7 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.8	Amendment No. 1 to Sponsor Support Agreement, dated as of January 31, 2025, by and among Inflection Point Acquisition Corp. II, Inflection Point Holdings II LLC, and the other parties thereto (incorporated herein by reference to Exhibit 10.8 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.9	Series A SPA Termination Agreement, dated as of January 31, 2025, by and among Inflection Point Acquisition Corp. II, USA Rare Earth, LLC and Inflection Point Fund I, LP (incorporated herein by reference to Exhibit 10.9 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.10	USA Rare Earth, LLC Second Amended and Restated Equity Incentive Plan effective August 26, 2022 (incorporated herein by reference to Exhibit 10.10 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.11	First Amendment to The Second Amended and Restated Equity Incentive Plan of USA Rare Earth, LLC dated November 2, 2022 (incorporated herein by reference to Exhibit 10.11 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.12	Second Amendment to The Second Amended and Restated Equity Incentive Plan of USA Rare Earth, LLC dated February 10, 2024 (incorporated herein by reference to Exhibit 10.12 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.13	Offer of Employment by and between David Kronenfeld and USA Rare Earth, LLC dated March 14, 2021 (incorporated herein by reference to Exhibit 10.13 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.14	Addendum to the David Kronenfeld Offer of Employment dated November 6, 2024 (incorporated herein by reference to Exhibit 10.14 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.15	Offer of Employment by and between Steve Ridge and USA Rare Earth, LLC dated March 17, 2023 (incorporated herein by reference to Exhibit 10.15 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.16	Addendum to the Steve Ridge Offer of Employment dated May 14, 2024 (incorporated herein by reference to Exhibit 10.16 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.17	Letter Agreement by and among Bayshore Capital Holdings Group, LLC, Thayer Smith and USA Rare Earth, LLC dated December 1, 2022 (incorporated herein by reference to Exhibit 10.17 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.18	Separation and Release Agreement by and between USA Rare Earth, LLC and Thomas J. Schneberger, Jr. dated April 30, 2024 (incorporated herein by reference to Exhibit 10.18 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.19	Employment Agreement by and between USA Rare Earth, LLC and Joshua Ballard dated December 16, 2024 (incorporated herein by reference to Exhibit 10.19 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.20	Employment Agreement by and between USA Rare Earth, LLC and Chris Boling dated October 24, 2024 (incorporated herein by reference to Exhibit 10.20 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.21	Separation and Release Agreement by and between USA Rare Earth, LLC and Effie Simanikas dated March 30, 2024 (incorporated herein by reference to Exhibit 10.21 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.22	Form of Subscription Agreement, dated September 1, 2023 by and between USA Rare Earth, LLC and the individuals party thereto (incorporated herein by reference to Exhibit 10.22 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.23	Form of Subscription Agreement, dated October 31, 2023 by and between USA Rare Earth, LLC and the individuals party thereto (incorporated herein by reference to Exhibit 10.23 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.24	Form of Incentive Unit Award Agreement of USA Rare Earth, LLC (incorporated herein by reference to Exhibit 10.24 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.25	Surface Lease SL 20040002 between the State of Texas and Sentinel Mountain Associates, L.P. dated November 19, 2003, as assigned via the Assignment and Assumption Agreement of Surface Lease 20040002 by and among Sentinel Mountain Associates, L.P., Southwest Range Wildlife Foundation and the State of Texas dated December 27, 2005, the Assignment and Assumption Agreement of Surface Lease 20040002 by and among Southwest Range Wildlife Foundation, Texas Rare Earth Resources Corp. and the State of Texas, dated March 6, 2013 and the Memorandum of Assignment and Assumption Agreement (Surface Lease) by and between Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021 (incorporated herein by reference to Exhibit 10.25 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.26	Ground Water Lease SL20150003 between the State of Texas and Texas Rare Earth Resources Corp. dated August 1, 2014 as assigned by the Memorandum of Assignment and Assumption Agreement (Ground Water Lease) by and between Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021 (incorporated herein by reference to Exhibit 10.26 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).

10.27	Mining Lease Agreement M-113117 (860 acres), dated September 2, 2011 between the State of Texas and Texas Rare Earth Resources Corp, as amended by the First Amendment to Mining Lease No. M-113117 dated January 26, 2012, Second Amendment to Mining Lease No. M-113117 dated March 29, 2012 and Third Amendment to Mining Lease no. M-1131117 dated October 3, 2022 (incorporated herein by reference to Exhibit 10.27 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.28	Mining Lease Agreement M-113629 (90 acres), dated November 1, 2011, between the State of Texas and Texas Rare Earth Resources Corp. (incorporated herein by reference to Exhibit 10.28 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.29	Memorandum of Assignment and Assumption Agreement (Mining Leases) by and between Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021 (incorporated herein by reference to Exhibit 10.29 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.30	Amendment No. 1 to Securities Purchase Agreement, dated as of January 22, 2025, by and among IPXX, USARE OpCo and Michael Blitzer (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on January 28, 2025).
10.31	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on March 11, 2025).
10.32	Assignment and Assumption of Employment Agreement, dated as of March 12, 2025, by and between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II), USA Rare Earth, LLC and Joshua Ballard (incorporated herein by reference to Exhibit 10.32 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.33	Assignment and Assumption of Employment Agreement, dated as of March 12, 2025, by and between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II), USA Rare Earth, LLC and William Robert Steele Jr. (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on March 17, 2025).
10.34	Employment Agreement, effective as of March 24, 2025, between USA Rare Earth, Inc. and William Robert Steele Jr. (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on March 17, 2025).
10.35+	USA Rare Earth, Inc. 2024 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.36+	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.36 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.37	Termination Agreement, dated as of March 13, 2025, between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II) and Michael Blitzer (incorporated herein by reference to Exhibit 10.37 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.38*	Seventh Amended and Restated Operating Agreement of USA Rare Earth, LLC.
10.39	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.39 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.40	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.40 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.41	Services and Indemnification Agreement, dated May 24, 2023, by and among Inflection Point, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on May 30, 2023).
10.42	Amendment to Services and Indemnification Agreement, dated March 28, 2024, by and among Inflection Point, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-41711), filed with the SEC on April 2, 2024).
10.43	Second Amendment to Services and Indemnification Agreement, dated August 13, 2024, by and among the Company, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on August 14, 2024).
10.44	Third Amendment to Services and Indemnification Agreement, dated November 8, 2024, by and among the Company, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on November 14, 2024).
10.45	Fee Reduction Agreement, dated as of August 20, 2024, by and among Inflection Point Acquisition Corp. II, Cantor Fitzgerald & Co. and USA Rare Earth, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-41711), filed with the SEC on August 22, 2024).
10.46	Convertible Promissory Note, dated as of August 13, 2024, issued to Michael Blitzer (incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on August 14, 2024).

10.47	Non-Redemption Agreement, dated as of November 12, 2024, by and among Inflection Point Acquisition Corp. II and Newtyn Partners, LP and Newtyn TE Partners, LP (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on November 13, 2024).
10.48	Non-Redemption Agreement, dated as of November 14, 2024, by and among Inflection Point Acquisition Corp. II and Harraden Circle Investors LP and Harraden Circle Special Opportunities LP (incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on November 14, 2024).
10.49	Non-Redemption Agreement, dated as of November 14, 2024, by and among Inflection Point Acquisition Corp. II and L1 Capital Global Opportunities Master Fund (incorporated herein by reference to Exhibit 10.3 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on November 14, 2024).
10.50	Termination Agreement, dated January 31, 2025, by and among Inflection Point Acquisition Corp. II, USA Rare Earth, LLC and Inflection Point Fund I, LP (incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on February 5, 2025).
16.1	Letter Regarding Change in Accountants (incorporated herein by reference to Exhibit 16.1 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
19*	USA Rare Earth, Inc. Insider Trading Policy
21.1	List of Subsidiaries of USA Rare Earth, Inc.(incorporated herein by reference to Exhibit 21.1 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101.INS	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

†	The annexes schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	The Registrant has redacted provisions or terms of this exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the exhibit have been redacted, this exhibit includes a prominent statement on the first page of the exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	USA RARE EARTH, INC.

	By:	/s/ Joshua Ballard
	Name:	Joshua Ballard
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua Ballard and William Robert Steele Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joshua Ballard	Chief Executive Officer and Director	March 31, 2025
Joshua Ballard	(Principal Executive Officer)

/s/ William Robert Steele Jr.	Chief Financial Officer	March 31, 2025
William Robert Steele Jr.	(Principal Financial and Accounting Officer)

/s/ Michael Blitzer	Chairman	March 31, 2025
Michael Blitzer

/s/ Mordechai Gutnick	Director	March 31, 2025
Mordechai Gutnick

/s/ Paul Kern	Director	March 31, 2025
Paul Kern

/s/ Otto Schwethelm	Director	March 31, 2025
Otto Schwethelm

/s/ Michael Senft	Director	March 31, 2025
Michael Senft

/s/ Tready Smith	Director	March 31, 2025
Tready Smith

/s/ Carolyn Trabuco	Director	March 31, 2025
Carolyn Trabuco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

USA Rare Earth, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of USA Rare Earth, Inc., formerly known as Inflection Point Acquisition Corp. II (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024 and for period from March 6, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 13, 2025

USA RARE EARTH, INC. (F/K/A INFLECTION POINT ACQUISITION CORP. II)

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$2,101	$275,665
Prepaid expenses	14,955	18,390
Prepaid insurance	43,440	205,604
Total Current Assets	60,496	499,659
Marketable securities held in Trust Account	24,075,435	258,971,518
TOTAL ASSETS	$24,135,931	$259,471,177

Liabilities and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$2,742,444	$234,985
Accrued offering costs	—	75,000
Convertible promissory note - related party	1,200,000	—
Total Current Liabilities	3,942,444	309,985
Forward Purchase Agreements	49,275	—
Deferred underwriting fee payable	13,100,000	13,100,000
Total Liabilities	17,091,719	13,409,985

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 2,205,349 and 25,000,000 issued and outstanding shares at redemption value of $10.92 per share and $10.36 as of December 31, 2024 and 2023, respectively	24,075,435	258,971,518

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,200,000 and none issued and outstanding (excluding 2,205,349 and 25,000,000 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively	620	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 50,000 and 6,250,000 shares issued and outstanding, as of December 31, 2024 and 2023, respectively	5	625
Additional paid-in capital	—	—
Accumulated deficit	(17,031,848)	(12,910,951)
Total Stockholders’ Deficit	(17,031,223)	(12,910,326)
Total Liabilities and Shareholders’ Deficit	$24,135,931	$259,471,177

The accompanying notes are an integral part of these financial statements.

USA RARE EARTH, INC. (F/K/A INFLECTION POINT ACQUISITION CORP. II)

STATEMENTS OF OPERATIONS

	December 31, 2024	For period from March 6, 2023 (Inception) through December 31, 2023
Formation and operational costs	$4,077,377	$985,212
Loss from operations	(4,077,377)	(985,212)

Other income:
Loss on issuance of Forward Purchase Agreements	(484,843)	—
Change in fair value of Forward Purchase Agreements	435,568	—
Interest income from bank	5,755	11,763
Dividend income earned on marketable securities held in Trust Account	12,019,932	7,721,518
Total other income, net	11,976,412	7,733,281

Net income	$7,899,035	$6,748,069

Basic and diluted weighted average shares outstanding, Redeemable shares	22,321,940	17,916,667
Basic and diluted net income per share	$0.39	$0.70
Basic and diluted weighted average shares outstanding, Non-redeemable shares	6,250,000	6,271,250
Basic and diluted net loss per share	$(0.14)	$(0.93)

The accompanying notes are an integral part of these financial statements.

USA RARE EARTH, INC. (F/K/A INFLECTION POINT ACQUISITION CORP. II)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND

FOR THE PERIOD FROM MARCH 6, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 6, 2023 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	6,325,000	633	24,367	—	25,000

Sale of Class A ordinary shares and over-allotment	25,000,000	2,500	—	—	249,997,500	—	250,000,000

Class A ordinary shares subject to possible redemption	(25,000,000)	(2,500)	—	—	(247,910,000)	—	(247,912,500)

Underwriters’ compensation	—	—	—	—	(17,500,000)	—	(17,500,000)

Offering costs	—	—	—	—	(861,877)	—	(861,877)

Sale of 7,650,000 private placement warrants	—	—	—	—	7,650,000	—	7,650,000

Allocation of offering costs related to redeemable shares	—	—	—	—	18,183,179	—	18,183,179

Forfeiture of Founder Shares	—	—	(75,000)	(8)	8	—	—

Accretion for redeemable shares to redemption value	—	—	—	—	(9,583,177)	(19,659,020)	(29,242,197)

Net income	—	—	—	—	—	6,748,069	6,748,069

Balance as of December 31, 2023	—	$—	6,250,000	$625	$—	$(12,910,951)	$(12,910,326)

Conversion of Class B shares to Class A shares	6,200,000	620	(6,200,000)	(620)	—	—	—

Accretion for redeemable shares to redemption value	—	—	—	—	—	(12,019,932)	(12,019,932)

Net income	—	—	—	—	—	7,899,035	7,899,035

Balance as of December 31, 2024	6,200,000	$620	50,000	$5	$—	$(17,031,848)	$(17,031,223)

The accompanying notes are an integral part of these financial statements.

USA RARE EARTH, INC. (F/K/A INFLECTION POINT ACQUISITION CORP. II)

STATEMENT OF CASH FLOWS

	For Year Ended December 31,	For the Period from March 6, 2023 (inception) through December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$7,899,035	$6,748,069
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,845
Dividend income earned on marketable securities held in Trust Account	(12,019,932)	(7,721,518)
Loss on issuance of Forward Purchase Agreements	484,843	—
Change in fair value of Forward Purchase Agreements	(435,568)	—
Changes in operating assets and liabilities:
Prepaid expenses	3,435	(9,783)
Prepaid insurance	162,164	(205,604)
Accounts payable and accrued expenses	2,507,459	234,985
Net cash used in operating activities	(1,398,564)	(948,006)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(251,250,000)
Cash withdrawn from Trust Account in connection with redemption	246,916,015	—
Net cash provided by (used in) investing activities	246,916,015	(251,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of private placements warrants	—	7,650,000
Proceeds from convertible promissory note – related party	1,200,000	—
Repayment of promissory note – related party	—	(179,665)
Refund of offering costs included in accrued offering costs	—	75,000
Payment of offering costs	(75,000)	(671,664)
Redemption of ordinary shares	(246,916,015)	—
Net cash (used in) provided by financing activities	(245,791,015)	252,473,671

Net Change in Cash	(273,564)	275,665
Cash – Beginning of period	275,665	—
Cash – End of period	$2,101	$275,665

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$11,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,155
Deferred offering costs paid through promissory note – related party	$—	$179,213
Accretion of Class A ordinary shares to redemption value	$12,019,932	$29,242,197
Deferred underwriting fee payable	$—	$13,100,000
Forfeiture of Founder Shares	$—	$8
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$5,845

The accompanying notes are an integral part of these financial statements.

USA RARE EARTH, INC. (F/K/A INFLECTION POINT ACQUISITION CORP. II)

Notes to Financial Statements

Note 1 — Organization and Business Operations

USA Rare Earth, Inc., formerly known as Inflection Point Acquisition Corp. II (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted corporation on March 6, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 6, 2023 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, pursuing Business Combination opportunities. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and dividend income on marketable securities held in Trust Account. The Company has selected December 31st as its fiscal year end.

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

On November 18, 2024, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses from November 30, 2024 to August 21, 2025 (the “Extension Amendment”).

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

Extensions of the Combination Period

On November 18, 2024, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses from November 30, 2024 to August 21, 2025 (the “Extension Amendment”).

In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 22,794,651 Public Shares exercised their right to redeem their Public Shares for approximately $10.83 per share of the funds held in the Company’s trust account.

Going Concern Consideration

As of December 31, 2024, the Company had $2,101 of cash and working capital deficit of $3,881,948. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. In addition, the Company has until August 21, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time or that the Company will obtain shareholder approval to extend the date by which the Company must consummate a Business Combination and implement such extension. If a Business Combination is not consummated by the Business Combination deadline, there will be a mandatory liquidation of the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $2,101 and $275,665 in cash as of December 31, 2024 and 2023, respectively.

Marketable Securities Held in Trust Account

At December 31, 2024 and 2023, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Dividend income earned from investments in these securities are included in the accompanying statements of operations

Offering Costs

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,“approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Forward Purchase Agreements

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Forward Purchase Option in the Non-Redemption Agreements of the Company meets the definition of an obligation to repurchase shares by transferring assets arrangement under ASC 480-10, therefore, the Forward Purchase Option is required to be classified as a liability at fair value. Subsequently, changes in fair value are reported in earnings in statements of operations.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2024 and 2023, 2,205,349 and 25,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

In connection with the Extraordinary General Meeting held on November 18, 2024, shareholders holding an aggregate of 22,794,651 Class A ordinary shares of the Company exercised their right to redeem their Public Shares for approximately $10.83 per share of the funds held in the Company’s trust account.

At December 31, 2024 and 2023, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(2,087,500)
Class A ordinary shares issuance cost	(18,183,179)
Plus:
Accretion of carrying value to redemption value	29,242,197
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$258,971,518
Less:
Redemption	(246,916,015)
Plus:
Accretion of carrying value to redemption value	12,019,932
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$24,075,435

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. At December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,	For The Period from March 6, 2023 (Inception) Through December 31
	2024	2023

Net Income	$7,899,035	$6,748,069
Accretion of temporary equity to redemption value	—	(21,520,679)
Dividend income from Trust Account	(12,019,932)	(7,721,518)
Net loss including accretion of temporary equity to redemption value	$(4,120,897)	$(22,494,128)

	For the Year Ended December 31, 2024		For The Period from March 6, 2023 (Inception) Through December 31, 2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(3,219,467)	$(901,430)	$(16,662,030)	$(5,832,098)
Accretion of temporary equity to redemption value	—	—	21,520,679	—
Net income including accretion of temporary equity to redemption value	12,019,932	—	7,721,518	—
Net income (loss)	8,800,465	(901,430)	12,580,167	(5,832,098)
Denominator:
Basic and diluted weighted average shares outstanding	22,321,940	6,250,000	17,916,667	6,271,250
Basic and diluted net income (loss) per ordinary share	$0.39	$(0.14)	$0.70	$(0.93)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Warrants — As of December 31, 2024 and 2023, there are 20,150,000 warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 5 — Related Party Transactions

Founder Shares

On March 8, 2023, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founders Shares to the Sponsor. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included an aggregate of 825,000 shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2023, 75,000 Founder Shares were forfeited resulting in the Sponsor holding 6,250,000 Founder Shares. The remaining Founder Shares are no longer subject to forfeiture. On November 18, 2024, pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, the Sponsor, the holder of an aggregate of 6,250,000 Class B ordinary shares (“Class B Ordinary Shares”) elected to convert 6,200,000 outstanding Class B Ordinary Shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and giving effect to the redemption of Public Shares in connection with the Extension Amendment, as of November 18, 2024, the Company had an aggregate of 8,405,349 Class A ordinary shares issued and outstanding and 50,000 Class B Ordinary Shares issued and outstanding.

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

On November 8, 2024, the Company entered into the Third Amendment to the Services and Indemnification Agreement pursuant to which, the Monthly Fee paid to TVC, effective as of November 1, 2024, was reduced from $14,746 to $7,373 for the period starting October 1, 2024. Upon completion of a Business Combination or its liquidation, the Company will cease paying the Monthly Fee.

For the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, the Company incurred and paid $204,541 and $196,806 for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, no such Working Capital Loans were outstanding.

On August 13, 2024, to document existing and future Working Capital Loans, the Company issued the Note to Michael Blitzer, the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) November 30, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its governing documents (as may be amended by a shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. Mr. Blitzer will have the option, at any time on or prior to the repayment of amounts owed under the Note, to convert up to $1,500,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of December 31, 2024, the Company has an outstanding borrowing of $1,200,000 under the Note.

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

Business Combination Agreement

Refer to Note 1 for details.

Non-Redemption Agreement

On both November 13, 2024 and November 14, 2024, the Company entered into several non-redemption agreements (the “Non-Redemption Agreements”) with certain counterparties (the “Counterparties”). Pursuant to the Non-Redemption Agreements, each Counterparty agreed not to redeem (or to validly rescind any redemption requests with respect to) certain publicly-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the shareholder vote on the Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Company granted such Counterparties options to enter into forward purchase agreements (the “Forward Purchase Agreements”) in connection with the closing of the Business Combination (the “Forward Purchase Options”) with respect to Class A ordinary shares of the Company. Pursuant to the Forward Purchase Options, each Counterparty will have the right, but not the obligation, to enter into an over-the-counter Equity Prepaid Forward Transaction (a “Forward Purchase Transaction”) with respect to Class A ordinary shares of the Company in connection with the closing of the Business Combination.

Forward Purchase Agreement

On November 13, 2024, the Company and Newtyn Partners, LP and Newtyn TE Partners, LP (collectively, “Newtyn”), entered into a non-redemption agreement (the “Newtyn Non-Redemption Agreement”). Pursuant to the Newtyn Non-Redemption Agreement, Newtyn agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 700,000 publicly-held Class A ordinary shares of Inflection Point (“Newtyn Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitment not to redeem the Newtyn Non-Redeemed Shares, Inflection Point granted Newtyn an option to enter into a forward purchase agreement (the “Newtyn Forward Purchase Agreement”) in connection with the closing of the Business Combination (the “Forward Purchase Option”) with respect to up to 700,000 Class A ordinary shares of Inflection Point. Pursuant to the Forward Purchase Option, Newtyn will have the right, but not the obligation, to enter into an over-the-counter Equity Prepaid Forward Transaction (a “Forward Purchase Transaction”) with respect to up to 700,000 Class A ordinary shares of the Company in connection with the closing of the Business Combination. The Company recorded $200,417 loss on issuance of Forward Purchase Agreements and Forward Purchase Agreements liability reported in the accompanying statements of operations and balance sheets, respectively, on the initial recognition of 700,000 Newtyn Non-Redeemed Shares.

On November 14, 2024, the Company and Harraden Circle Investors LP and Harraden Circle Special Opportunities LP (collectively, “Harraden”), entered into a non-redemption agreement (the “Harraden Non-Redemption Agreement”). Pursuant to the Harraden Non-Redemption Agreement, Harraden agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 700,000 publicly-held Class A ordinary shares of the Company (“Harraden Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitment not to redeem the Harraden Non-Redeemed Shares, Inflection Point granted Harraden an option to enter into a forward purchase agreement (the “Harraden Forward Purchase Agreement”) in connection with the closing of the Business Combination (the “Forward Purchase Option”) with respect to up to 700,000 Class A ordinary shares of Inflection Point. Pursuant to the Forward Purchase Option, Harraden will have the right, but not the obligation, to enter into an over-the-counter Equity Prepaid Forward Transaction (a “Forward Purchase Transaction”) with respect to up to 700,000 Class A ordinary shares of the Company in connection with the closing of the proposed business combination (the “Business Combination”) with USA Rare Earth, LLC, a Delaware limited liability. The Company recorded $199,098 loss on issuance of Forward Purchase Agreements and Forward Purchase Agreements liability reported in the accompanying statements of operations and balance sheets, respectively, on the initial recognition of 700,000 Harraden Non-Redeemed Shares.

On November 14, 2024, the Company and L1 Capital Global Opportunities Master Fund (“L1”) entered into a non-redemption agreement (the “L1 Non-Redemption Agreement” and, together with the Harraden Non-Redemption Agreement, the “Non-Redemption Agreements”). Pursuant to the L1 Non-Redemption Agreement, L1 agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 300,000 publicly-held Class A ordinary shares of the Company (“L1 Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitment not to redeem the L1 Non-Redeemed Shares, Inflection Point granted L1 an option to enter into a forward purchase agreement (the “L1 Forward Purchase Agreement” and together with the Harraden Forward Purchase Agreement the “Forward Purchase Agreements”) which granted L1 a Forward Purchase Option with respect to up to 300,000 Class A ordinary shares of Inflection Point. Pursuant to the Forward Purchase Option, L1 will have the right, but not the obligation, to enter into a Forward Purchase Transaction with respect to up to 300,000 Class A ordinary shares of the Company in connection with the closing of the Business Combination. The Company recorded $85,328 loss on issuance of Forward Purchase Agreements and Forward Purchase Agreements liability reported in the accompanying statements of operations and balance sheets, respectively, on the initial recognition of 300,000 L1 Non-Redeemed Shares.

As of December 31, 2024, the Company recorded $435,568 changes in fair value of Forward Purchase Agreements reported in the accompanying statements of operations. As of December 31, 2024, the Company has $49,275 outstanding balance under Forward Purchase Agreements liability reported in the accompanying balance sheets.

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2024 and 2023, there were no shares of preferred shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2024 and 2023, there were 6,200,000 and 0 shares of Class A ordinary shares issued and outstanding (excluding 2,205,349 and 25,000,000 shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2024 and 2023 there were 50,000 and 6,250,000 shares of Class B ordinary shares issued and outstanding, respectively. On March 8, 2023, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On May 24, 2023, the Company effected a share capitalization of 575,000, resulting in the Sponsor holding 6,325,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The founder shares included an aggregate of up to 825,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. As a result of the underwriters election to partially exercise their over-allotment option on May 30, 2023, 75,000 founder shares were forfeited resulting in the Sponsor holding 6,250,000 founder shares. The remaining founder shares are no longer subject to forfeiture.

On November 18, 2024, pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, the Sponsor, the holder of an aggregate of 6,250,000 Class B Ordinary Shares elected to convert 6,200,000 outstanding Class B Ordinary Shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and giving effect to the redemption of Public Shares in connection with the Extension Amendment, as of December 31, 2024, the Company had an aggregate of 8,405,349 Class A ordinary shares issued and outstanding and 50,000 Class B Ordinary Shares issued and outstanding.

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

At December 31, 2024 and 2023, assets held in the Trust Account were comprised of $24,075,435 and $258,971,518, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. For the year ended December 31, 2024, the Company withdrawn $246,916,015 on the Trust Account in connection with the redemption. From March 6, 2023 (inception) through December 31, 2023, the Company did not withdraw any dividend earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$24,075,435	$258,971,518
Liabilities:
Forward Purchase Agreement	3	$49,275	$—

Forward Purchase Agreements

The Company established the fair value of the Forward Purchase Agreements using Black Scholes Model that values Forward Purchase Agreements based on future projections of the various potential outcomes, and classified as a Level 3 fair value measurement.

The following table provides additional quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates for the Forward Purchase Agreements liability:

	At initial issuance	At initial issuance
	November 13, 2024	November 14, 2024	December 31, 2024
Stock Price	$10.79	$10.80	$11.48
Expected Redemption Price	$11.10	$11.10	$11.13
Volatility	9.72%	9.84%	6.70%
Term (in years)	0.95	0.95	$0.81
Risk-free rate	4.38%	4.42%	4.19%
Probability of Business Combination Close	85%	85%	$85%

The following table presents the changes in the fair value of Forward Purchase Agreements liability for the period ended December 31, 2024:

Forward Purchase Agreement
January 1, 2024	$—
Initial recognition at November 13, 2024 of 700,000 shares	200,417
Initial recognition at November 14, 2024 of 700,000 and 300,000 shares	284,426
Change in fair value	(435,568)
Fair value of Forward Purchase Agreements liability as of December 31, 2024	$49,275

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Formation and operational costs	$4,077,377	$985,212
Dividend income earned on marketable securities held in Trust Account	$12,019,932	$7,721,518

The key measures of segment profit or loss reviewed by our CODM are dividend income earned on marketable securities held in Trust Account and formation and operational costs. The CODM reviews dividend income earned on marketable securities held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 22, 2025, the Company, Mr. Blitzer and USARE entered into Amendment No. 1 to the Blitzer Series A SPA (the “Blitzer Series A SPA Amendment”). The Blitzer Series A SPA Amendment amends the Blitzer Series A SPA to provide that, instead of 104,167 shares of Series A Preferred Stock, Inflection Point will issue to Mr. Blitzer a number of shares of Series A Preferred Stock equal to the number of Blitzer Conversion Preferred Shares in exchange for Mr. Blitzer’s forgiveness of 50% of the then-outstanding balance of the Convertible Promissory Note.

Amendment No. 2 to Business Combination Agreement

On January 30, 2025, the Company and USARE entered into that certain Amendment No. 2 to the Business Combination Agreement (“BCA Amendment No. 2”) to, among other matters, set out the proposed directors of New USARE, address certain other governance matters and modify certain document delivery conditions.

Amendment No. 1 to Sponsor Support Agreement

On January 31, 2025, the Sponsor, the Company and USARE entered into an amendment to the Sponsor Support Agreement (the “Sponsor Support Agreement Amendment”) to eliminate the provisions providing for the potential forfeiture of warrants by the Sponsor from the Sponsor Support Agreement.

Series A SPA Termination Agreement

On February 3, 2025, pursuant to a securities purchase agreement dated January 31, 2025, the Company Fund pre-funded the Series A Preferred Stock Investment by consummating the purchase of 833,333 additional USARE Class A-2 Convertible Preferred Units and a warrant exercisable for 833,333 USARE Class A Units at an initial exercise price of $12.00, for an aggregate purchase price of $8.5 million (the “Pre-Funding”).

On March 10, 2025, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) and the shareholders approved the proposals which was described in more detail in the Company’s definitive proxy statement/prospectus filed with the U.S. Securities and Exchange Commission on February 18, 2025 (the “Proxy Statement/Prospectus”)

Forward Purchase Agreement

On March 11, 2025, the Company and USARE entered into (i) a forward purchase agreement with Harraden Circle Investors LP, Harraden Circle Special Opportunities LP and Harraden Circle Strategic Investments LP (collectively, “Harraden,” and such agreement, the “Harraden Forward Purchase Agreement”), (ii) a forward purchase agreement with Newtyn TE Partners, LP and Newtyn Partners, LP (collectively, “Newtyn,” and such agreement, the “Newtyn Forward Purchase Agreement”), and (iii) a forward purchase agreement with L1 Capital Global Opportunities Master Fund (“L1,” and such agreement, the “L1 Forward Purchase Agreement,” and together with the Harraden Forward Purchase Agreement and the Newtyn Forward Purchase Agreement, the “Forward Purchase Agreements”), each for over-the-counter Equity Prepaid Forward Transactions (each, a “Forward Purchase Transaction” and, together, the “Forward Purchase Transactions”). Each Forward Purchase Agreement amended, restated and superseded in its entirety a separate forward purchase agreements with each of the Sellers, dated March 10, 2025, which had identical terms to those described herein, except that the Reset Price (as defined in the Forward Purchase Agreements) was not subject to the floor price described below. For purposes of the Forward Purchase Agreements, each of Harraden, Newtyn and L1 are referred to, individually, as a “Seller” and, collectively, as the “Sellers”). For purposes of the Forward Purchase Agreements, Inflection Point and New USARE are referred to as the “Counterparty” prior to and after the Business Combination, respectively.

Pursuant to the terms of the Forward Purchase Agreements, (i) Harraden has agreed to hold up to 892,825 Class A ordinary shares, par value $0.0001 per share, of Inflection Point (“Inflection Point Shares”), (ii) Newtyn has agreed to hold up to 700,000 Inflection Point Shares, and (iii) L1 has agreed to hold up to 297,669 Inflection Point Shares in connection with the closing of the Business Combination (the “Closing”). For purposes of the Forward Purchase Agreements, the Inflection Point Shares held by each Seller are referred to as such Seller’s “FPA Shares.” Each Seller, acting separately and solely for its own account, may, if necessary, (i) reverse its previous election to redeem its Inflection Point Shares in connection with the Business Combination pursuant to the redemption rights set forth in Inflection Point’s amended and restated memorandum and articles of association or (ii) purchase Inflection Point Shares through a broker in the open market from holders of Inflection Point Shares (other than Inflection Point), including from holders who have previously elected to redeem their Inflection Point Shares in connection with the Business Combination pursuant to the redemption rights set forth in Inflection Point’s amended and restated memorandum and articles of association. The aggregate number of shares subject to each Forward Purchase Agreement (the “Number of Shares”) will be the aggregate number of FPA Shares as notified to Counterparty by the applicable Seller, but in no event more than such Seller’s number of FPA Shares set forth above.