Form 10-Q
period 2025-03-31
USA Rare Earth, Inc.
filed 2025-05-15
CIK 1970622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

Commission file number

001-41711

USA RARE EARTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1720278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W Airport Road,

Stillwater, OK 74075

(Address of principal executive offices and zip code)

(813)-867-6155

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	USAR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock, each at an exercise price of $11.50 per share	USARW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of May 9, 2025, the Registrant had 90,836,766 shares of common stock, par value $0.0001 per share and 5,018,834 shares of 12.0% Series A Cumulative Convertible Preferred Stock, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of our magnet production facility and timing of expected milestones, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	the ability to realize the benefits expected from the Business Combination;

●	the ability to maintain the listing of the Common Stock and the USAR Warrants on Nasdaq;

●	the ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

●	the future financial performance of USAR;

●	USAR’s ability to comply with laws and regulations applicable to its business; and

●	expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Quarterly Report and USAR’s management team’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of USAR and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing USAR’s management team’s views as of any subsequent date. USAR does not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

●	the fact that USAR has no history in commercial operations which limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans;

●	that USAR has generated negative operating cash flows and may experience negative cash flow from operations in the future and that USAR may not be able to generate positive cashflow from its expected future business operations;

●	risks related to the development of our magnet production facility and the timing of expected production milestones and the timing and amount of future production, including any time delays, unforeseen expenses, increased capital costs, negative tariff implications, and other complications;

●	timing of future cash flow provided by operating activities, if any;

●	the magnet production business is subject to the availability of rare earth element (“REE”) oxide and metal feedstock;

●	the supply and demand for rare earth minerals, including fluctuations in demand for, and prices of, Neodymium Iron Boron (“NdFeB or neo”) magnets, magnet materials, and necessary feedstock;

●	uncertainty in any mineral estimates, uncertainty in any geological, metallurgical, and geotechnical studies and opinions;

●	inability to convert current commercial discussions and/or memorandums of understanding with customers into definitive contracts;

●	the growth of existing and emerging uses for neo magnets; changes in the global supply of neo magnets due to tariffs, trade restrictions, or otherwise;

●	competition in the magnet manufacturing industry;

ii

●	changes in China’s or the United States’ political environment and policies;

●	inability to obtain sufficient capital or other resources necessary to provide for such production;

●	any failure by management to manage growth properly which could negatively impact our business;

●	power or other utility disruption or shortage and limited access to raw materials;

●	costs of production, capital expenditures, requirements for additional capital, and increasing costs, including rising electricity and other utility costs and cost increases due to tariffs;

●	fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport;

●	our ability to build or maintain relationships with customers and suppliers, including any inability to meet individual customer specifications;

●	diminished access to water;

●	work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers;

●	failure to retain key personnel or attract additional qualified personnel;

●	failure to comply with certain agreements with government entities that have provided us with certain incentives and favorable financing;

●	inability to access debt or equity capital when necessary or advisable;

●	impacts of force majeure events;

●	failure to develop and maintain relationships with local communities and stakeholders;

●	extensive and costly environmental requirements;

●	the need to obtain and sustain governmental permits and approvals;

●	failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations;

●	costs of compliance with environmental, health and safety regulations;

●	the impacts of climate change;

●	possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims;

●	any infringement of the intellectual property rights of third parties;

●	failure to adequately protect intellectual property rights;

●	issues with information technology systems, including cyber threats, disruption, damage and failure; and

●	use of resources and management attention related to the requirements of being a public company in the United States.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA Rare Earth, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	As of
	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,351	$16,761
Deferred offering costs	-	5,134
Prepaid expenses and other current assets	2,428	378
Total current assets	25,779	22,273
Non-current assets:
Property, plant and equipment, net	30,122	26,529
Mineral interests, at cost	17,125	17,125
Equipment deposits	3,572	3,060
Lease right-of-use assets	425	30
Other non-current assets	52	52
Total non-current assets	51,296	46,796
Total assets	$77,075	$69,069
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,113	$1,823
Accrued liabilities	3,831	3,071
Derivative liability, current	-	1,164
Notes payable, current	-	831
Finance lease liability, current	247	-
Operating lease liability, current	129	23
Other current liabilities	13	13
Total current liabilities	7,333	6,925
Deferred grants	8,200	8,200
Finance lease liability, non-current	805	-
Operating lease liability, non-current	289	-
Earnout liability	46,232	-
Warrant liability	34,475	-
Total liabilities	97,334	15,125
Commitments and contingencies (Note 8)
Mezzanine equity:
12% Series A Cumulative Convertible Preferred Stock subject to possible redemption, $0.0001 par value, 15,000 authorized, 5,233 issued and outstanding as of March 31, 2025	32,397	21,173
Subscription receivable	-	(1,250)
Total mezzanine equity	32,397	19,923
Stockholders’ (deficit) equity:
Common Stock $0.0001, par value, 750,000 authorized; 81,952 shares issued and outstanding as of March 31, 2025	8	6
Subscription receivable	(17,187)	-
Additional paid-in-capital	24	104,244
Accumulated deficit	(37,994)	(72,872)
Non-controlling interest	2,493	2,643
Total stockholders’ (deficit) equity	(52,656)	34,021
Total liabilities, mezzanine and stockholders’ (deficit) equity	$77,075	$69,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

USA Rare Earth, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating costs and expenses
Selling, general and administrative	$7,029	$2,647
Research and development	1,689	2,051
Total operating costs and expenses	8,718	4,698
Operating loss	(8,718)	(4,698)
Other income (expense)
Interest and dividend income	187	109
Gain on fair market value of financial instruments	60,300	1
Interest and other expense	(87)	(84)
Total other income	60,400	26
Net income (loss)	51,682	(4,672)
Net income (loss) attributable to non-controlling interest	(150)	(200)
Net income (loss) attributable to common stockholders	$51,832	$(4,472)
Net income (loss) per common share - basic	$0.75	$(0.11)
Net income (loss) per common share - diluted	$0.58	$(0.11)
Weighted average shares outstanding - basic	64,463	59,425
Weighted average shares outstanding - diluted	83,079	59,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

USA Rare Earth, Inc.

Condensed Consolidated Statements of Mezzanine Equity and

Stockholders’ Equity

(in thousands)

(Unaudited)

	Mezzanine Equity				Stockholders’ (Deficit) Equity
	Preferred Stock		Subscription	Total Mezzanine	Common Stock		Additional Paid-In-	Subscription	Accumulated	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Receivable	Equity	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity
Balance as of January 1, 2025 as recast*	2,739	$21,173	$(1,250)	$19,923	60,091	$6	$104,244	$-	$(72,872)	$2,643	$34,021
Equity-based compensation - incentive units	-	-	-	-	-	-	241	-	-	-	241
Issuance of common stock - transaction bonus	-	-	-	-	78	-	841	-	-	-	841
Extinguishment of note payable	-	-	-	-	140	-	1,506	-	-	-	1,506
Convertible Preferred dividends (Class A and C)	84	1,082	-	1,082	182	-	(1,082)	-	-	-	(1,082)
Issuance of preferred stock and warrants, net of issuance costs	2,279	11,745	-	11,745	-	-	5,367	-			5,367
Forgiveness of related party promissory note	131	1,527	1,250	2,777	-	-	-	-	-	-	-
Deferred offering costs	-	(3,237)	-	(3,237)	-	-	(4,234)	-	-	-	(4,234)
Deemed dividend - preferred accretion to redemption value	-	107	-	107	-	-	(107)	-	-	-	(107)
Issuance of Common Stock in reverse recapitalization merger	-	-	-	-	21,461	2	27,718	-	(16,954)	-	10,766
Earnout liability at Closing of the Merger	-	-	-	-	-	-	(99,639)	-	-	-	(99,639)
Conversion of Series A Investor Warrants into liability-classified warrants	-	-	-	-	-	-	(34,612)	-	-	-	(34,612)
Forward purchase agreements prepayment	-	-	-	-	-	-	(351)	(20,389)	-	-	(20,740)
Early terminations of forward purchase agreements	-	-	-	-	-	-	63	3,271	-	-	3,334
Accretion of forward purchase agreements					-	-	69	(69)	-	-	-
Net loss	-	-	-	-	-	-	-	-	51,832	(150)	51,682
Balance as of March 31, 2025	5,233	32,397	-	32,397	81,952	$8	$24	$(17,187)	$(37,994)	$2,493	$(52,656)

*	The shares of the Company’s common stock prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3.

	Common Stock		Class A Common		Class B Common		Class C Convertible Preferred		Class C-1 Convertible Preferred		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In-Capital	Deficit	Interest	Equity

Balance as of January 1, 2024 as previously reported	-	$-	206,520	$3,704	20,779	$3,189	54,592	$73,079	7,861	$13,404	$-	$(54,223)	$3,331	$42,484
Retroactive application of recapitalization	59,213	6	(206,520)	(3,704)	(20,779)	(3,189)	(54,592)	(73,079)	(7,861)	(13,404)	93,370	-	-	-
Balance as of January 1, 2024 as adjusted*	59,213	6	-	-	-	-	-	-	-	-	93,370	(54,223)	3,331	42,484
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	349	-	-	349
Class C and C-1 Convertible Preferred dividends	212	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	614	-	-	614
Dilution of non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	12	(12)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,472)	(200)	(4,672)
Balance as of March 31, 2024	59,425	$6	-	$-	-	$-	-	$-	-	$-	94,333	$(58,683)	$3,119	$38,775

*	The shares of the Company’s common stock prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

USA Rare Earth, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$51,682	$(4,672)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity-based compensation	1,282	349
Depreciation and amortization	33	90
Non-cash interest expense	73	44
Amortization of right-of-use assets	32	78
Loss on sale of property and equipment	-	39
Loss on Hatch note extinguishment	11	-
Gain on fair market value of financial instruments	(60,300)	(1)
Changes in assets and liabilities:
Prepaid and other current assets	(1,350)	(262)
Accounts payable	(1,609)	800
Accrued and other current liabilities	(152)	(662)
Operating lease liabilities	(31)	(61)
Other liabilities	-	25
Net cash used in operating activities	(10,329)	(4,233)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(2,011)	(39)
Equipment deposits	(1,039)	(980)
Cash used in investing activities	(3,050)	(1,019)
Cash Flows From Financing Activities:
Proceeds from issuance of series A-2 preferred and warrants	15,250	-
Proceeds from issuance of series A preferred and warrants	8,000	-
Issuance cost for series A preferred and warrants	(400)	-
IPXX contribution of capital through merger	22,867	-
Prepayment of forward purchase agreements	(20,789)	-
Proceeds from early termination of forward purchase agreements	3,322	-
Payment of issuance costs of Class C-1 Convertible Preferred units	-	(367)
Payment of securities issuance costs	(8,281)	(38)
Net cash provided by (used in) financing activities	19,969	(405)
Net increase (decrease) in cash	6,590	(5,657)
Cash and cash equivalents, Beginning of Year	16,761	13,199
Cash and cash equivalents, End of Period	$23,351	$7,542

Supplemental Disclosure of Noncash Investing and Financing Activities:
Class C and C-1 convertible preferred stock dividends	$1,960	$1,792
Class A-1 and A-2 convertible preferred stock dividends	$1,082	$-
Finance right-out-use assets obtained in exchange for finance lease liabilities	$1,233	$-
Operating right-of-use assets obtained in exchange for operating lease liabilities	$427	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

USA Rare Earth, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION

The mission of USA Rare Earth, Inc. (formerly known as Inflection Point Acquisition Corp. II or “IPXX”), collectively with its subsidiaries (the “Company,” or “USAR”) is to establish a domestic rare earth magnet supply chain that supports the future state of energy, mobility, technology and national security in the United States (“U.S.”). USAR is developing a rare earth sintered neo magnet (“neo magnet” or “NdFeB”) manufacturing plant in Stillwater, Oklahoma, and intends to establish domestic rare earth and critical minerals supply, extraction, and processing capabilities to both supply its magnet manufacturing plant and market surplus materials to third parties. Rare earth magnets are critical to various business sectors and industries, including the defense, automotive, aviation, industrial, AI Robotics, medical, and consumer electronics industries, among others. USAR is planning to take a broad approach to the industries it serves with the intention of providing high quality NdFeB magnets to a variety of industries and customers. USAR’s focus on developing domestic rare earth production aligns with national priorities, offering the potential of a sustainable and secure domestic supply of materials critical to key industries.

USAR was a special purpose acquisition company incorporated as a Cayman Islands exempted corporation on March 6, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Following the closing of the Merger Transactions (as defined below), shares of USAR common stock (“Common Stock”) and USAR warrants began trading on Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “USAR” and “USARW”, respectively, on March 14, 2025.

These condensed consolidated financial statements refer to the mining operations of the Company, conducted through Round Top Mountain Development, LLC (“RTMD”), at Round Top Mountain in Texas (“Round Top”) and the Company’s research and development facility in Colorado as the “Round Top Project”. RTMD has mining rights in Texas and is developing processing technology for the rare earth minerals which are to be mined in Texas.

IPXX Business Combination Agreement

On August 21, 2024, IPXX entered into a Business Combination Agreement (as amended on November 12, 2024 and January 30, 2025, the “Business Combination Agreement”), by and among IPXX, USA Rare Earth, LLC, a Delaware limited liability company (“USARE LLC”), and IPXX Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IPXX (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub merged with and into the USARE LLC, with the USARE LLC continuing as the surviving company (the “Merger”).

On March 12, 2025, as contemplated by the Business Combination Agreement, IPXX filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and certificate of corporate domestication with the Delaware Secretary of State, pursuant to which IPXX was domesticated and continues as a Delaware corporation, changing its name to USA Rare Earth, Inc (the “Domestication”). As a result of the Domestication, each issued and outstanding Class A ordinary share of IPXX automatically converted, on a one-for-one basis, into a share of Common Stock and each of the issued and outstanding warrants to purchase Class A ordinary shares of IPXX automatically became a warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants. Additionally, each unit of IPXX issued and outstanding as of immediately prior to the Domestication was automatically canceled and each unit holder received one share of Common Stock and one-half of one USAR warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants.

On March 13, 2025 (the “Closing Date” or “Closing”), USAR consummated the previously announced Merger and related transactions (the “Merger Transactions”) contemplated by the Business Combination Agreement and USARE LLC became a direct wholly owned subsidiary of USAR.  As a result of the Merger Transactions, all issued and outstanding Class A and B common units, Class C and C-1 preferred units, equity-based incentive units and warrants to acquire Class B common units and Class C preferred units of USARE LLC were converted into shares of Common Stock using an exchange ratio of approximately 0.204. On the Closing Date all incentive units were considered fully vested. The number of shares of Common Stock issuable for USARE LLC warrants and incentive units was calculated using the treasury method of accounting on a cashless exercise basis. Additionally, all issued and outstanding Class A-1 and A-2 preferred units of USARE LLC were converted on a one-for-one basis into shares of USAR Series A Preferred stock. Warrants to acquire USAR Class A common stock issued to the holders of Preferred Class A-1 and A-2 units were converted into a right to acquire Common Stock on a one-for-one basis.

As a result of the Merger, USAR is a holding company, in which substantially all of the assets and business are held by USARE LLC and its subsidiaries and continues to operate through USARE LLC and its subsidiaries. The Merger is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and not as a business combination. Under this method of accounting, IPXX is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of USARE LLC issuing stock for the net assets of IPXX, accompanied by a recapitalization. USARE LLC has been determined to be the accounting predecessor to the combined entity.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “USAR,” “USA Rare Earth, Inc.,” refer to the business of USARE LLC and its subsidiaries prior to the Closing and to the business of USAR and its subsidiaries, including USARE LLC, following the Closing.

See additional information in Note 3, “Merger Transaction”.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has generated no revenues since inception, continues to incur losses from operations, and has an accumulated deficit. For the three months ended March 31, 2025, the Company had net income of $51.7 million, which includes a non-cash fair value gain on financial instruments of $60.3 million. For the three months ended March 31, 2024, the Company had a net loss of $4.7 million. For the three months ended March 31, 2025 and 2024, the Company used $10.3 million and $4.2 million cash in operating activities, respectively.

Subsequent to March 31, 2025, the Company received additional cash proceeds of $11.5 million upon early terminations of the Forward Purchase Agreements (“FPA”). In addition, on May 5, 2025, the Company announced the closing of a private investment in public equity (“PIPE”) financing for $75.0 million with a single institutional investor.

Although, as of March 31, 2025, the Company had cash on its condensed consolidated balance sheet of $23.4 million, and has subsequently raised additional proceeds from the early terminations of the FPA and financing from the PIPE, the Company will need to raise additional capital to implement its strategic plan.

Based on the Company’s need to raise additional capital as well as milestones required for its current strategic plan to generate sustainable commercial revenues, there is substantial doubt regarding its ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025 and December 31, 2024 and the results of operations and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The December 31, 2024 balances reported herein are derived from the audited consolidated financial statements of USARE LLC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of USARE LLC as of and for the years ended December 31, 2024 and 2023 contained in a Form 8-K dated and filed with the SEC on March 19, 2025.

These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act, as defined, provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company need only provide two fiscal years of audited financial statements instead of three, it has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, as well as its wholly-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The amounts that involve significant estimates include equity-based compensation, asset and liability valuations, certain equity issuances, and other fair value estimates reported. The assumptions used in calculating fair value represent the Company’s best estimates. However, these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or the Company uses different assumptions, any gain or loss recognized using estimates could be materially different.

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company considers cash equivalents to be highly liquid investments, including U.S. treasury and agency securities purchased with original maturities of three months or less. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Management considers the risk of loss to be minimal.

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of $23.4 million and $16.8 million, respectively, of funds held in bank and investment accounts with financial institutions in the U.S.

The Company continually monitors its cash positions with the financial institutions through which it invests. The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

Deferred Offering Costs

Deferred offering costs consist of direct legal, advisory, and other fees related to the Business Combination Agreement, and the Merger transactions as described in Note 1, “Organization”. These costs are capitalized as incurred and are presented as part of current assets in the Company’s condensed consolidated balance sheets and totaled zero and $5.1 million as of March 31, 2025 and December 31, 2024, respectively. Upon the completion of the Merger Transactions, deferred offering costs directly related to the issuance of shares were netted against the proceeds from the Merger and recorded as an offset to stockholders’ equity.

Changes in Ownership Interest Without Loss of Control

Changes in a parent’s ownership interest that do not result in a change in control of the subsidiary that is a business are accounted for as equity transactions (i.e., no gain or loss is recognized in earnings) and in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. The carrying amount of the non-controlling interest (“NCI”) is adjusted to reflect the change in the NCI’s ownership interest in the subsidiary. Any difference between the amount by which the NCI is adjusted and the fair value of the consideration received is attributed to shareholders’/members’ equity and recognized in additional paid-in capital (“APIC”).

Fair Value

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

●	Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

See additional information in Note 4, “Fair Value Measurements”.

Long-lived Assets

In accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying value of its long-lived assets, such as property, plant and equipment, mineral interests and equipment deposits, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When impairment indicators are identified, a recoverability analysis is performed by comparing estimated future net cash flows with the carrying value and future obligations on an undiscounted basis. If an asset’s carrying value exceeds such estimated cash flows, the Company would record an impairment loss for the difference between the asset’s carrying amount and its fair value. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

The Company did not record an impairment loss related to long-lived assets for the three months ended March 31, 2025 and the year ended December 31, 2024.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Advance payments of equipment not yet received are recorded as equipment deposits on the condensed consolidated balance sheets. Depreciation is calculated using the straight-line method over the following estimated useful lives of the related assets:

Property and Equipment	Useful Life
Land improvements	20-30 years
Buildings	20-30 years
Magnet plant equipment	10-20 years
Lab equipment	3-15 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Depreciation commences once the asset is ready for its intended use. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of operations.

The costs of normal maintenance, repairs, and minor replacements are expensed as incurred.

Mineral Properties and Evaluation and Exploration Costs

Mining property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. The cost of mining properties is included in mineral interests on the Company’s condensed consolidated balance sheets. Acquisition costs include cash consideration and the fair market value of shares issued as consideration. Evaluation and exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under Item 1300 of Regulation S-K, development costs incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies, which indicate whether a property is economically feasible. The Company also capitalizes the cost for value beyond proven and probable (“VBPP”) reserves when it acquires the rights to mining properties. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

The recoverability of the carrying values of mining properties is dependent upon economic reserves being discovered or developed on the properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes.

The Company assesses the carrying value of mining properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as the inability to obtain all the necessary permits, changes in the legal status of mining properties, government actions, the results of exploration activities and technical evaluations, and changes in economic conditions, including the price of commodities or input prices.

Leases

The Company leases real estate and lab equipment in noncancelable operating and finance leases accounted for in accordance with ASC 842, Leases.

At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease. A contract is, or contains, a lease when there is a right to control the use of an identified asset for a period of time.

A lease is a finance lease if one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for the major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (v) the asset is specialized in nature to have no alternative use to the lessor at the end of the lease term.

A lease is classified as an operating lease if it does not meet any of the finance lease criteria noted above. The Company’s operating leases consist of real estate and the Company’s finance leases consist of lab equipment.

At lease commencement, the Company recognizes a right-of-use asset and lease liability for all leases, except short-term leases with an original term of 12 months or less. A right-of-use asset is initially measured by adding the initial measurement of the lease liability, any lease payments made to the lessor at or before lease commencement, any initial direct costs incurred by the lessee, and subtracting any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments, discounted using the rate implicit in the lease or the Company’s incremental borrowing rate based on the original lease term. The rate implicit in the lease is used whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company utilizes its incremental borrowing rate, which is the rate for a collateralized loan with the same term as the lease.

The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term plus variable lease payments as incurred. The Company recognizes lease expense for its finance leases as the amortization of the right-of-use asset on a straight-line basis over the lease term or useful life of the underlying asset, interest expense on the lease liabilities, and any variable lease payments as incurred. The Company amortizes right-of-use assets for finance leases over the useful life of the asset when it is reasonably certain to exercise a purchase option, otherwise the right-of-use asset is amortized over the shorter of the lease term or the useful life of the asset. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date.

Lease costs are presented in the condensed consolidated statements of operations as follows: (i) operating lease expense in General and administrative expenses, (ii) finance lease right-of-use asset amortization in Depreciation, and (iii) interest on finance lease liabilities in Interest expense, net. Finance lease right-of-use assets are presented within Property, plant and equipment, net on the condensed consolidated balance sheets.

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain embedded derivatives that should be bifurcated from the host contract, pursuant to ASC 815, Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period

The Company’s note payable, extinguished during the three months ended March 31, 2025, contained an embedded derivative that was bifurcated from the host contract and recognized as a liability. This liability was remeasured at fair value at December 31, 2024 and the Company reviewed whether there were material changes during interim periods. Changes to the fair value are recognized as fair market gains or losses in other income and expense in the condensed consolidated statements of operations. See Note 10, “Note Payable” for further details of the Company’s note payable.

Earnout Liabilities

In accordance with ASC 815, unvested Earnout Shares (as defined below) are classified as a liability because they are not considered to be indexed to the Company’s common stock due to the change of control provisions in the Business Combination Agreement. At each period end, the Earnout Shares are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined in Note 3, “Merger Transaction”) is met, the related Earnout Shares will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earnout Shares will be reclassed to shareholders’ equity on the condensed consolidated balance sheet. As of March 31, 2025, none of the Triggering Events have occurred.

Government Grants

Because there is no specific guidance under U.S. GAAP that addresses the recognition and measurement of government assistance received by non-government entities, the Company accounts for government assistance by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants (“IAS 20”). The guidance within IAS 20 allows companies to choose between two options for how the associated profit or loss relating to the deferred income over the life of an underlying asset will be presented for grants related to assets. The Company has elected to account for these grants through profit and loss over the depreciable life of the underlying assets. The guidance within IAS 20 also allows companies to choose between two options of accounting for grants related to income. The Company has elected to report this category of grants as a reduction in the related expenses. See Note 13, “Government Grants” for further details of the Company’s government grants.

Warrants

The Company accounts for warrants as either equity or liability classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, Distinguishing Liabilities from Equity and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, that meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815.

As of March 31, 2025, warrants to purchase approximately 5.28 million shares of the Company’s Common Stock are liability-classified and warrants to purchase 18.50 million shares of the Company’s common stock are equity-classified. As of December 31, 2024 all of the Company’s outstanding warrants were equity-classified.

Equity-based Compensation

The Company expenses equity-based compensation to employees and non-employees in accordance with ASC 718, Compensation - Stock Compensation. The fair value of equity-based compensation awards is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period, with a corresponding increase in additional paid-in capital. The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

In the case of a share-based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed. The Company has elected to account for forfeitures as they occur. See Note 12, “Equity-Based Compensation” for further information regarding equity-based compensation expense and the assumptions used in estimating the expense.

Dividends

As the Company has an accumulated deficit, dividends are recorded as a reduction to additional paid in capital. Once additional paid-in capital is reduced to zero, dividends are recorded against accumulated deficit. Paid-in-kind dividends are recorded at estimated fair value in accordance with ASC 845, Nonmonetary Transactions.

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, incentive units and other types of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of warrants, incentive units and other types of convertible securities are included in the calculation. Securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where a net loss has been reported.

Variable Interest Entities

The Company assesses its investments and other significant relationships to determine whether it has a variable interest in any legal entities and whether or not those entities are VIEs. A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company has concluded that it is the primary beneficiary and has consolidated the VIE because it has both (i) the power to direct the activities of the VIE that most significantly influence the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Income Taxes

The Company accounts for income taxes under an asset-and-liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for tax and financial reporting purposes measured by applying enacted tax rates and laws that will be in effect when the differences are expected to reverse, net operating loss carryforwards and tax credits. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of March 31, 2025 and December 31, 2024. In addition, and given the Company’s cumulative losses, no current income tax benefit has been recognized in the condensed consolidated statements of operations. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

In November 2024, the FASB issued its ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its disclosures.

Recently Adopted Accounting Pronouncement

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which improves current GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. MERGER TRANSACTION

As discussed in Note 1, “Organization”, IPXX and USARE LLC entered into a Business Combination Agreement on August 21, 2024. In connection with the transactions contemplated by the Merger, the following funding events occurred prior to the Closing:

●	On August 21, 2024, the Company and certain accredited investors, including certain funds related to IPXX entered into Securities Purchase Agreements (“SPA”) for such investors to purchase (i) USARE LLC Class A Convertible Preferred Units and (ii) USARE Class A Preferred Investor Warrants for gross cash proceeds of $25.5 million and a subscription receivable of $1.25 million for shares issued in exchange for forgiveness of 50% of Mr. Michael Blitzer’s, IPXX’s Chairman and Chief Executive Officer, promissory note at Closing.

●	On January 31, 2025, the Company and certain accredited investors, including USARE LLC Class A-2 Convertible Preferred Unit Investors, Mr. Blitzer, and Collective Capital Management LLC entered into SPAs for such investors to purchase (i) USARE LLC Class A-2 Convertible Preferred Units and (ii) USARE LLC Class A Preferred Investor Warrants for an aggregate purchase price of approximately $15.3 million which closed on February 3, 2025.

The Merger was accounted for as a reverse recapitalization whereby USARE LLC is the successor continuing existing business operations. Outstanding Class A-1 and A-2 preferred units of USARE LLC were converted into Series A convertible preferred stock on a one-for-one basis taking into account payment-in-kind dividends on such units from the date of issuance through the Closing Date. Immediately prior to the Closing Date, outstanding Class C and C-1 preferred units of USARE LLC were converted into Class B units taking into account certain antidilution provisions and payment-in-kind dividends on such units from the date of issuance through the Closing Date. Outstanding Class A and B units including the newly converted C and C-1 preferred units of USARE LLC were converted into shares of Common Stock using an exchange ratio of approximately 0.204. Additionally, immediately prior to the effective time of the Merger, the following occurred:

●	USARE LLC’s unvested incentive units became immediately vested and all vested incentive units were converted to Common Stock, see Note 12, “Equity-Based Compensation”;

●	USARE LLC’s warrants to purchase Class B units and Class C preferred units were exercised on a cashless basis and converted to Common Stock, see Note 11, “Mezzanine and Stockholders’ (Deficit) Equity”;

●	The Hatch Note converted into approximately 0.68 million of USARE LLC’s Class A units, see Note 10, “Note Payable”;

●	The Company issued approximately 0.78 million Series A Preferred Stock and Series A Preferred Investor Warrants exercisable for an aggregate of approximately 0.78 million shares of the Common Stock at $12.00 per share pursuant to SPAs with two accredited investors, including an affiliate of IPXX, for an aggregate consideration of $8.0 million;

●	The Company issued approximately 0.13 million shares of Series A Preferred Stock in exchange for Mr. Blitzer’s forgiveness of the remaining 50% of the convertible promissory note; and

●	The Company issued approximately 0.88 million shares of Common Stock pursuant to USARE LLC’s arrangements with Cohen & Company Capital Markets, A Division of J.V.B. Financial Group, LLC (“CCM”).

The following table summarizes the number of equity instruments outstanding immediately following the Merger and the PIPE investment (in thousands):

	Shares	% of Common	% of Voting
Public shareholders	2,077	2.5%	2.4%
Inflection Point Holdings II LLC	6,250	7.6%	7.2%
USARE LLC shareholders	72,748	88.8%	83.4%
Shares issued to CCM (Issuance cost)	877	1.1%	1.0%
Total Common Stock	81,952	100.0%	94.0%

Series A Preferred Stock - USARE LLC shareholders	4,318		4.9%
Series A Preferred Stock - PIPE Investors	784		0.9%
Series A Preferred Stock - Blitzer promissory note	131		0.2%
Total Voting Shares	87,185		100.0%

In connection with the Merger, approximately $22.8 million of cash held in trust, net of redemptions by IPXX’s public shareholders, became available for use by the Company as well as $8.0 million proceeds received from the closing of the PIPE investment. In addition, the Company incurred certain Earnout obligations and entered into FPAs, discussed further below.

The following table summarizes the net proceeds from the Merger (in thousands):

Sources
Cash - PIPE investment	$8,000
Cash - IPXX Trust Account	22,843
Cash - IPXX Op Account (Blitzer note)	24
Total Cash in IPXX going into the Merger	$30,867

Uses
Transaction costs allocated to equity	$(7,931)
Issuance costs for the PIPE investment	$(400)
FPA Prepayments	(20,789)
Other Expenses and Prepayments	(1,658)
Total Cash used immediately after the merger	$(30,778)
Net Cash to USARE LLC	$89

Transaction costs allocated to equity	$350
Net cash used by USARE LLC	(350)
$-

Earnout Liability

In connection with the Closing of the Merger, USAR is required to issue to certain USARE LLC shareholders as of the effective date of the Merger and CCM up to 10.10 million additional shares of Common Stock in two tranches (the “Earnout Shares”) upon certain triggering events. The first tranche of the Earnout includes 5.05 million Earnout Shares that would be distributed if, during the time period beginning on the date of the first anniversary of the Closing and ending on the date of the sixth anniversary of the Closing (the “Earnout Period”), the market price of the Common Stock is greater than or equal to $15.00 per share and less than $20.00 per share for a period of at least twenty out of thirty consecutive trading days. The second tranche of 5.05 million Earnout Shares would be distributed if, during the Earnout Period, the market price of the Common Stock is greater than or equal to $20.00 per share. The aggregate Earnout shares may also vest upon a change of control as defined in the Business Combination Agreement pursuant to which USAR or its shareholders have the right to receive consideration if the implied value per share of Common Stock is equal to or above such price targets, with the amount of such consideration dependent upon the implied per share value reaching the thresholds discussed above.

Management considered the guidance within ASC 815 and determined that the contractual requirement to issue the Earnout Shares meets the definition of a derivative. Management next considered whether or not the Earnout Shares meet the requirements for the scope exception under the “Own Equity” scope exception in ASC 815 for contracts indexed to an entity’s own equity. The change of control clause in the Business Combination Agreement represents an exercise contingency related to an event outside of the Company’s control, which is not based on an observable market or an observable index. The obligation to issue the Earnout Shares that include exercise contingencies that are outside the control of the Company are classified as liabilities and excluded from equity classification. Instruments not classified in equity do not meet the “Own Equity” scope exception.

The Earnout Shares are classified as liabilities and no additional analysis under ASC 815 is required. The Merger is accounted for as a reverse recapitalization and the Earnout Shares represent consideration of IPXX securities that are being transferred to the holders of the Company. As such, the Earnout Shares are recorded through the recapitalization of equity within additional paid-in capital upon recognition and are remeasured on a recurring basis. As of the Closing Date, the Earnout Shares had a fair value of $99.6 million. As of March 31, 2025, the Earnout Shares had a fair value of $46.2 million, with the changes in the fair value between the Closing Date and March 31, 2025 of $53.4 million recognized as a gain in fair value of financial instruments under other income (expense) within the condensed consolidated statements of operations. See Note 4, “Fair Value Measurements” for further information.

Forward Purchase Agreements

On March 11, 2025, IPXX entered into a FPA with three separate investors (“Sellers”) pursuant to which the investors agreed to hold up to a total of approximately 1.89 million publicly held Class A ordinary shares of IPXX (“Public Shares”) in connection with the Closing of the Merger. Each FPA amended, restated and superseded in its entirety a separate FPA with each of the Sellers, dated March 10, 2025, which had identical terms to those described herein, except that the Reset Price (as defined in the FPAs) was not subject to the floor price described below. For purposes of the FPAs, the Public Shares held by each Seller are referred to as such Seller’s “Maximum Shares.” Each Seller, acting separately and solely for its own account, was permitted, if necessary, to (i) reverse its previous election to redeem its Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association or (ii) purchase Public Shares through a broker in the open market from holders of Public Shares (other than IPXX), including from holders who previously elected to redeem their Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association. The aggregate number of Public Shares subject to each FPA (the “FPA Shares”) was the aggregate number of Public Shares as notified to the Company by the applicable Seller, but in no event more than such Seller’s Maximum Shares set forth above. Each Seller notified the Company that it would subject the Maximum Shares to their respective FPAs. The FPA Shares are subject to reduction following the full or partial optional early termination of the FPAs as described below.

Each FPA provided that no later than the earlier of (a) one business day after the Closing and (b) the date any assets from IPXX’s trust account are disbursed in connection with the Merger Transaction, the Seller under such FPA was paid directly, out of the funds held in IPXX’s trust account, an amount (the “Prepayment Amount”) equal to the product of (i) the FPA Shares and (ii) an amount (the “Initial Price”) equal to the redemption price per share payable to investors who elected to redeem in connection with the Merger Transactions, which Initial Price was approximately $11.00. The Company prepaid approximately $20.8 million to the trust account at the closing of the merger to secure its purchase obligation to repurchase for any outstanding FPA Shares at the Initial Price per share of $11.00 on the date that is 90 days after the closing of the merger (the “Maturity Date”). On any day the Nasdaq is open for trading following the Closing of the Merger through the Maturity Date, the Sellers may sell any, or all, of their FPA Shares (the “Terminated Shares”). For any Terminated Shares, the Seller must remit the Initial Price to the Company but retains any profit over that price. At the Maturity Date, the Company is obligated to purchase any outstanding FPA Shares at a price per share equal to the Initial Price.

The optional early termination economically results in the prepaid forward contract being akin to a written put option with the Sellers’ right to sell all or a portion of the FPA Shares to the Company on the Maturity Date.

Pursuant to the guidance in ASC 815, the FPAs are each a single freestanding financial instrument comprising of a subscription receivable under SEC Rule 5-02.29 of Regulation S-X. The FPAs were not precluded from equity classification and therefore the Company recorded the FPAs within equity as a subscription receivable. The subscription receivable was initially measured at its fair value of $20.4 million. The difference between the fair value of the subscription receivable and the prepayment amount of $20.8 million was recorded to additional paid in capital. As the FPA Shares are equity-classified, they are not remeasured as long as they remain classified within equity.

On various dates between the closing of the merger and March 31, 2025, the Sellers exercised their rights under the FPAs with respect to approximately 0.30 million FPA Shares. Upon the optional early termination, the Sellers remitted cash to the Company at the Initial Price, resulting in cash proceeds received in the amount of $3.3 million from the Sellers which was recorded as a reduction of the subscription receivable at the Terminated Shares’ fair value with an offset to additional paid-in capital.

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,087	$-	$-	$20,087
Total assets, measured at fair value	$20,087	$-	$-	$20,087

Liabilities:
Earnout liability	$-	$-	$46,232	$46,232
Warrant liability	-	-	34,475	34,475
Total liabilities, measured at fair value	$-	$-	$80,707	$80,707

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,709	$-	$-	$15,709
Total assets, measured at fair value	$15,709	$-	$-	$15,709

Liabilities:
Derivative liability	$-	$-	$1,164	$1,164
Total liabilities, measured at fair value	$-	$-	$1,164	$1,164

Money market funds are valued at cost, which approximates fair value.  These amounts are included on the condensed consolidated balance sheets in cash and cash equivalents as of March 31, 2025 and December 31, 2024.

The balances of assets and liabilities categorized within Level 3 of the fair value hierarchy measured at fair value on a recurring basis are reconciled as follows:

	Derivative liability	Earnout liability	Warrant liability	Total
Balance at January 1, 2025	$1,164	$-	$-	$1,164
Establishment of earnout and warrant liabilities	-	99,639	40,652	140,291
Change in estimated fair value	(716)	(53,407)	(6,177)	(60,300)
Settlement of the Note upon conversion	(448)	-	-	(448)
Balance at March 31, 2025	$-	$46,232	$34,475	$80,707

Valuation of the Derivative Liability

On February 26, 2025, the Company remeasured the derivative liability using the Black-Scholes model upon the change in terms of the Hatch Note. See Note 10, “Note Payable” for additional information regarding the Hatch Note. The following table summarizes the significant inputs:

	As of
	February 26, 2025	December 31, 2024
Class C-1 unit price	n/a	$1.47
Class A common unit price	$2.16	n/a
Expected volatility	55.0% - 59.1%	55.0% - 59.1%
Risk-free rate	4.20% - 4.34%	4.20% - 4.34%
Credit risk spread	29.00%	29.00%
Remaining term (in years)	0.20 - 0.57	0.20 - 0.57

Valuations of the Earnout Liability

The Company valued the earnout liability using a Monte Carlo simulation which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and March 31, 2025. The following table summarizes the significant inputs:

	As of
	March 13, 2025	March 31, 2025
Share price	$10.79	$5.94
Expected volatility	66.00%	62.00%
Risk-free interest rate	4.00%	3.94%
Remaining term (in years)	6.00	5.94

Valuations of the Warrant Liability

The Company issued Series A Investor Warrants in exchange for prior Class A Purchase Warrants in connection with the Merger and related transactions. The Company valued the liability classified Series A Investor Warrants using a Monte Carlo simulation, which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and March 31, 2025. The following table summarizes the significant inputs:

	As of
	March 13, 2025	March 31, 2025
Share price	$10.79	$5.94
Expected volatility	60.0 - 65.0%	65.0 - 80.0%
Risk-free rate	3.95 - 4.19%	3.90 - 4.17%
Exercise price	$12.00	$12.00
Dividend yield	0.00%	0.00%
Call term (in years)	4.42	4.42

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment, net is comprised of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Land	$707	$707
Land improvements	403	403
Construction in progress - Buildings	17,171	15,739
Construction in progress - Magnet plant equipment	10,939	10,036
Lab equipment	576	500
Leasehold improvements	346	346
Computer equipment	17	-
Property, plant and equipment, gross	$30,159	$27,731
Less: Accumulated depreciation	(1,264)	(1,202)
Property, plant and equipment, net	28,895	26,529
Finance lease right-of-use assets	1,233	-
Less: Accumulated amortization	(6)	-
Finance lease-right-of-use assets, net	1,227	-
Total property, plant and equipment, net	$30,122	$26,529

Depreciation and amortization expense is comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Depreciation expense	$27	$90
Amortization expense	6	-
Total	$33	$90

NOTE 6. VARIABLE INTEREST ENTITY

Round Top Mountain Development

On May 17, 2021, the Company completed the acquisition of 80% of the equity interests of RTMD, pursuant to a contribution agreement with the Company, Texas Mineral Resource Corp. (“TMRC”), and RTMD, whereby TMRC and the Company contributed their respective rights and interests to and in Round Top Mountain in Texas to RTMD. Concurrently, the Company, TMRC, and RTMD entered into a limited liability company agreement of RTMD which documented the governance of RTMD. This acquisition resulted in the consolidation of RTMD, which is a VIE, and the recording of a non-controlling interest for the remaining 20% of equity interest. Due to TMRC’s failure to fund its share of mandatory capital contributions called for by USARE LLC, the Company’s ownership interest in RTMD has increased to approximately 80.57% as of March 31, 2025 and December 31, 2024.

Effective June 26, 2023, RTMD, the USARE LLC and TMRC entered into an amended and restated limited liability company agreement of RTMD pursuant to which, in the event that TMRC does not fund its share of mandatory capital contributions called for by USARE LLC as the manager of RTMD, USARE LLC is obligated to cover the shortfall by making additional capital contributions to RTMD (or in the event that USARE LLC does not fund, the capital call will be withdrawn). If USARE LLC does fund the capital contribution, additional equity interests in RTMD will be issued to USARE LLC and TMRC will be proportionally diluted in accordance with the terms of the amended and restated limited liability company agreement. As of March 31, 2025 and December 31, 2024, TMRC’s interest in RTMD had been reduced to 19.43% as a result of failing to fund calls for mandatory cash contributions. See Note 2, “Summary of Significant Accounting Policies” for the Company’s accounting policy related to VIEs.

The Company’s condensed consolidated financial statements include assets and liabilities associated with RTMD. The following were recorded in the Company’s condensed consolidated balance sheets (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$301	$66
Prepaid expenses and other current assets	345	178
Lease right-of-use asset	425	30
Mineral interests	17,125	17,125
Property, plant and equipment, net	312	264
Other assets	70	20
Consolidated assets	$18,578	$17,683

Accounts payable	$53	$42
Accrued liabilities	238	141
Lease liability	418	22
Consolidated liabilities	$709	$205

RTMD did not record depletion expense for the Mineral interests for the three months ended March 31, 2025 and 2024.

RTMD’s creditors have no recourse against the Company for the RTMD consolidated liabilities included within the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not the obligations of the Company.

Mineral Interests

The Company acquired two mineral rights leases along with an associated groundwater lease in Hudspeth County, Texas as part of the acquisition of RTMD. Mineral property acquisition costs, including acquired intangibles, licenses and lease payments, are capitalized. The net carrying value of mineral rights were $17.1 million as of March 31, 2025 and December 31, 2024.

Impairment losses are recorded on mineral interests when indicators of impairment are present and the carrying amount exceeds the associated estimated future undiscounted cash flows. As of March 31, 2025 and December 31, 2024, the Company had not recognized any impairment losses related to mineral interests held.

NOTE 7. ACCRUED LIABILITIES

A summary of the Company’s accrued liabilities (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accrued payroll and related	$2,460	$1,908
Accrued other liabilities	1,371	1,163
Total accrued liabilities	$3,831	$3,071

NOTE 8. COMMITMENTS AND CONTINGENCIES

Potential Future Environmental Contingency

The Company’s planned exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company will conduct its operations to protect public health and the environment and believes that its current engineering operations are materially in compliance with all applicable laws and regulations. While the Company’s mining activities are not yet operational, the Company has made, and expects to make in the future, expenditures to comply with all local and federal environmental laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for future mining interests is unknown and uncertain as of March 31, 2025.

Litigation

From time to time, the Company may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive notices alleging infringement of patents or other intellectual property rights. The outcomes of any legal proceedings, claims, notices or litigation are subject to uncertainty, and any claims against the Company, whether meritorious or not, can be time-consuming, result in costly litigation, require significant management time, create negative perceptions with communities, stakeholders, and government agencies and result in the diversion of significant operational resources. If an unfavorable outcome was to occur in any proceeding, claim or litigation, we could be adversely affected in the period in which they are resolved and the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. The Company accrues loss contingencies when it is both probable that the Company will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.

Ramco Complaint

A complaint was filed in Delaware Chancery Court by Ramco Asset Management, LLC (“Ramco”), US Trading Company Metals RE, LLC, and Dinsha Dynasty Trust (collectively, the “Plaintiffs”) on July 29, 2022 against USA Rare Earth, LLC (“USA Rare Earth”), Morzev Pty Ltd., Mordechai Gutnick ATF the Morzev Trust, Mordechai Gutnick, and Pini Althaus (collectively, the “Defendants”), captioned Ramco Asset Management, LLC v. USA Rare Earth, LLC, C.A. No. 2022-0665-SG (as amended, the “Complaint”). In connection with this matter and a disagreement regarding the number of units of USA Rare Earth LLC that were issued to the Plaintiffs in transactions during 2019, the Complaint alleged causes of action for breach of contract, breach of fiduciary duty, breach of the Corporations Act (Australia), fraud and misrepresentation, and breach of the duty of good faith and fair dealing. The Complaint seeks a variety of relief, including compensatory and punitive damages, curative equity, attorneys fees and expenses and other relief as may be granted by the court. USA Rare Earth thereafter filed a motion to dismiss Plaintiffs’ claims. After motion practice and argument, the court dismissed all claims, except for Ramco’s alleged breach of contract claim and alleged breach of good faith and fair dealing as asserted against USA Rare Earth. The remaining plaintiff has not quantified its alleged damages. Ramco and USA Rare Earth are now engaged in discovery, with trial scheduled for November 2025. USA Rare Earth intends to contest this matter vigorously.

Kleiner Notice

On April 1, 2025, the Company received notice from Stewart Kleiner asserting that a milestone triggering payment of certain equity outlined in a May 10, 2019 advisory agreement had been achieved as a result of the Company’s reverse merger with Inflection Point Acquisition Corp. II. The Company does not believe that the milestone was triggered and as such has denied payment at this time. A July 28, 2019 amendment to the advisory agreement guaranteed payment of the equity by Mordechai Gutnick in the event of a conflict between Mr. Kleiner and the Company.

As of the date of the filing of this report, the Company has not accrued a loss with respect to the Ramco Complaint or Kleiner Notice described above, the outcome of which is uncertain.

Transaction Bonuses

The Company has agreements with certain individuals and entities that require payment of cash and/or equity upon certain criteria as defined by the applicable agreement. The transaction bonuses are recognized when they are deemed to be probable or when the qualifying transaction has been consummated.

During the three months ended March 31, 2025, the Company completed the Merger, which triggered $1.9 million of cash transaction bonuses to certain employees and consultants pursuant to existing transaction bonus agreements. Of the $1.9 million cash bonuses, $1.15 million was paid out in the three months ended March 31, 2025, and $0.8 million was accrued as of March 31, 2025. The expense for the cash bonuses was recognized in Selling, general and administrative expense. In addition, approximately 0.38 million Class A Units were issued to certain consultants pursuant to existing bonus agreements which provided for the payment of these Class A Units immediately prior to the completion of the Merger. The Class A Units were then converted to common stock at closing for $0.8 million. The Company also accrued $0.2 million for restricted stock units to be issued to certain employees. The expense for the equity transaction bonuses was recognized in Equity-based compensation.

As of March 31, 2025, the Company has agreements in place regarding the potential payment of up to $1.5 million in cash related to other transaction bonuses which are not triggered by the Merger. No amounts were accrued for these bonuses as of March 31, 2025 and December 31, 2024 as the triggering event had not occurred.

NOTE 9. LEASES

The Company has operating leases for two offices in Wheat Ridge, Colorado, which expire on March 31, 2028 and a regional office in Sierra Blanca, Texas, which expires May 1, 2025.

In 2024, the Company entered into finance lease agreements for lab equipment with purchase options that the Company is reasonably certain to exercise in its magnet plant in Stillwater, Oklahoma, which commenced in the three months ended March 31, 2025 and will expire in March of 2028 and 2029. The agreements did not include termination options for either party to the lease or restrictive financial or other covenants.

Balance Sheet Components

The Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Finance Leases:
Property plant and equipment, net	$1,227	$-
Finance lease liability, current	247	-
Finance lease liability, non-current	805	-
Operating Leases:
Lease right-of-use assets	$425	$30
Operating lease liability, current	129	23
Operating Lease liability, non-current	289	-

Finance lease assets are reported net of accumulated amortization of $6 thousand as of March 31, 2025.

Maturities of Lease Liabilities

Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of March 31, 2025 were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2025 (9 months)	$211	$108
2026	316	148
2027	316	152
2028	247	38
2029	55	-
Total lease payments	1,145	446
Less imputed interest	(93)	(28)
Present value of future minimum lease payments	1,052	418
Less current obligations under leases	(247)	(129)
Non-current lease obligations	$805	$289

Lease Terms and Discount Rates:

The following table presents certain information related to lease terms and discount rates:

	As of
	March 31, 2025	December 31, 2024
Finance Leases:
Weighted-average remaining lease term (in years)	3.77	-
Weighted-average discount rate	4.51%	-
Operating Leases:
Weighted-average remaining lease term (in years)	3.00	0.29
Weighted-average discount rate	4.28%	8.76%

The following table presents the finance and operating lease activity (in thousands):

	Three months ended March 31,
	2025	2024
Finance Leases:
Right-of-use amortization expense	$6	-
Lease liability interest expense	1	-

Operating Leases:
Lease expense	$36	$36
Cash paid	55	58

The Company obtained finance lease right-of-use assets and operating lease right-of-use assets in exchange for lease liabilities of $1.23 million and $427 thousand, respectively, for the three months ended March 31, 2025.

NOTE 10. NOTE PAYABLE

On July 28, 2023, USARE LLC and Hatch LTD (“Hatch”) entered into an unsecured $1.0 million Senior Convertible Promissory Note agreement (the “Note”) with a 10% interest rate. The Note had an original maturity date of July 28, 2025, when the principal plus accrued interest of $200 thousand would become due, barring earlier conversion under certain events. A Side Letter and Memorandum of Understanding, signed contemporaneously with the Note, provided for potential issuances of an aggregate amount of $4.0 million in additional notes in two additional tranches, the option of which expired, unexercised, one year after the Note.

The Note originally had conversion options that could be triggered under the following scenarios:

●	Qualified financing – Capital issuance of at least $100 million. Upon the occurrence of a qualified financing, the principal and unpaid accrued interest under the Note will automatically convert, with the Company having the option to pay accrued interest in cash, to a number of securities equal to the outstanding balance divided by the lesser of: (i) discount of 80% times the per unit purchase price paid in the qualified financing, and (ii) the valuation cap of $600 million divided by the fully diluted capitalization just prior to closing.

●	Non-qualified financing – Any capital issuance by the Company that does not constitute a qualified financing. Upon the occurrence of a non-qualified financing, the principal and unpaid accrued interest may be paid in full or converted, at Hatch’s option, to a number of securities equal to the outstanding balance divided by the lesser of: (i) discount of 80% times the per unit purchase price paid in the non-qualified financing, and (ii) the valuation cap of $600 million divided by the fully diluted capitalization just prior to closing; however, should the non-qualified financing be consummated based upon a post-money valuation of the Company of less than the valuation cap of $600 million, the conversion will be subject to the Company’s written consent

●	Fundamental conversion – A sale, transfer, or other disposition of all or substantially all of the Company’s assets or exclusive license to all or substantially all of the Company’s material intellectual property, a merger or consolidation with another entity, or a transfer of equity of more than 50% of the outstanding voting securities. The principal and unpaid and accrued interest may be paid in full or converted, at Hatch’s option, to a number of securities equal to the outstanding balance divided by the quotient of the valuation cap of $600 million divided by the fully diluted capitalization just prior to closing

●	Maturity conversion – Conversion at maturity. The principal and unpaid accrued interest may be paid in full or converted, at Hatch’s option, to a number of securities equal to the outstanding balance divided by the quotient of the valuation cap of $600 million divided by the fully diluted capitalization just prior to closing.

At issuance, the Company determined that the conversion feature under certain scenarios of the Note was an embedded derivative in accordance with ASC 815. The Company obtained a fair value analysis and valuation completed by a third-party specialist and recorded a discount of $446 thousand on the Note with an offset to derivative liability for the initial recognition of the compound embedded derivative. The discount was amortized using the effective interest rate method over the expected life of the Note. Additional valuations of the compound embedded derivative were done by third-party specialists at each subsequent year end to adjust the balance of the derivative liability. Management reviewed the valuation of the embedded derivative periodically to ensure no material change has occurred during the interim reporting periods during those annual years. Based on a valuation performed as of December 31, 2024, the Company’s derivative liability was $1.2 million. Changes to the fair value were recognized as fair market gains or losses in other income (expense) in the condensed consolidated statements of operations.

On February 26, 2025, USARE LLC and Hatch entered into a Letter Agreement to settle the Note in full by issuing approximately 0.68 million shares of USARE LLC Class A common to Hatch, contingent upon success of the Merger. The Letter Agreement effectively modified the conversion terms by changing the type and number of shares in which the Note would be converted. On February 26, 2025, the Company accounted for the modification in terms by adjusting the December 31, 2024 valuation for the change to fair value of the derivative liability. A gain on the derivative liability of $716 thousand was recognized during the three months ended March 31, 2025.

The Note was settled as of the Closing Date of the Merger and accounted for as an extinguishment. The Company did not fair value the derivative immediately before extinguishment due to the relative proximity to the modification. The fair value of the USARE LLC Class A common issued to Hatch was calculated using the closing common stock price on March 13, 2025, adjusted for the conversion ratio used to convert USARE LLC Class A units to Common Stock at the Merger. The Company recognized a loss on extinguishment of $11 thousand.

Upon Closing of the Merger, the approximately 0.68 million USARE LLC Class A common converted into approximately 0.14 million shares of Common Stock. Interest expense recognized through extinguishment from the discount on the Note for the three months ended March 31, 2025 and 2024 was approximately $54 thousand and $44 thousand, respectively. An additional $20 thousand and $25 thousand for the three months ended March 31, 2025 and 2024, respectively, was recognized as interest expense through the date of extinguishment for the stated interest on the Note. The effective interest rate of the Note was 44.875%.

NOTE 11. MEZZANINE AND STOCKHOLDERS’ EQUITY

The total number of shares outstanding as of March 31, 2025 and the total number of shares of all classes of stock that USAR has authority to issue is follows (in thousands, except for par value):

Class of Stock	Authorized	Par value	Outstanding
Common Stock	750,000	$0.0001	81,952
Preferred Stock	50,000	$0.0001	5,233
Total authorized	800,000

Common Stock

Common Stock Voting Rights. Each holder of record of Common Stock has one vote for each share of Common Stock that is outstanding and held on all matters on which stockholders are entitled to vote generally.

Dividend rights. The payment of future dividends on the shares of Common Stock depends on the Company’s financial condition and is subject to the discretion of the Board.

Rights upon Liquidation. Upon liquidation, the holders of Common Stock are entitled to receive the remaining assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them after payment of debts and other liabilities and subject to the rights of the holders of outstanding Preferred Stock.

Lock-Up Arrangements. Pursuant to the Company’s bylaws, certain former members of USARE LLC, (excluding the former holders of the USARE LLC Class A Convertible Preferred Units and the USARE LLC Class A Preferred Investor Warrants, solely with respect to securities received in exchange for such USARE LLC securities) (together with their permitted transferees, the “USARE Lock-Up Holders”), unless released by the Company’s board of directors, are not permitted, prior to six months after the Closing Date to sell or otherwise dispose of any shares of Common Stock that were issued to them in connection with the transactions contemplated by the Merger (“USAR Lock-Up Shares”) without the prior written consent of the Company’s board of directors. Additionally, the USARE Lock-Up Holders are not permitted to, prior to one year after the Closing Date, transfer more than 50% of their USAR Lock-Up Shares, without the prior written consent of the Company’s board of directors. Notwithstanding the foregoing, in connection with the Closing of the Merger, our board of directors released specified USARE Lock-Up Holders, generally the holders who were expected to own less than 0.2% of the Common Stock issued to all USARE Lock-Up Holders in the Merger, from the lock-up described above.

Pursuant to a Lock-Up Agreement, dated March 13, 2025, by and between the Company and Inflection Point Holdings II LLC (the “Sponsor”) and its permitted assigns agreed not to, sell or otherwise dispose of 6.25 million shares of Common Stock (the “Sponsor Lock-Up Shares”) that were issued to the Sponsor in connection with the Merger Transactions in exchange for 6.25 million ordinary shares of IPXX issued to it prior to the Company’s initial public offering. Additionally, the Sponsor agreed that it would not, prior to one year after the Closing Date, transfer more than 50% of its Sponsor Lock-Up Shares, without the prior written consent of the Company’s board of directors.

Preferred Stock

As of March 31, 2025, the Company’s approximately 5.23 million issued and outstanding shares of Preferred Stock were designated as Series A Preferred Stock. The Company’s certificate of incorporation authorizes the Board to establish one or more series of Preferred Stock, which will be available for issuance without further action by the holders of Common Stock. 15.00 million shares of Preferred Stock have been designated as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $12.00 (the “Stated Value”).

Dividends: The Series A Preferred Stock accrues dividends daily at the rate of 12% per annum of the Stated Value (if paid in kind), plus the amount of previously accrued dividends paid in kind, or 10% per annum of the Stated Value (if paid in cash), plus the amount of previously accrued dividends. Such dividends will compound semi-annually.

Liquidation Preference: Upon any liquidation, the holders of Series A Preferred Stock will be entitled to receive out of the available proceeds (i) 100% of the Stated Value per share of Preferred Stock plus accumulated dividends (“Accrued Value”) or (ii) an amount per share that would be payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to the liquidation event. Thereafter, the holders of Series A Preferred Stock will be entitled to receive their pro-rata share, of the remaining available proceeds available for distribution to stockholders, on an as-converted to Common Stock basis.

Voting: The Series A Preferred Stock will (i) vote together with the Common Stock as a single class, except as required by law and (ii) subject to certain protective provisions. Holders of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matters.

Conversion: Each share of Series A Preferred Stock is convertible into Common Stock at any time at the option of the holder at a rate equal to the Accrued Value, divided by the then-applicable conversion price. The conversion price is initially $12.00, subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to future issuances or sales of Common Stock at prices less than $10.00 per share. In addition, if the 20-day volume-weighted average price of the Common Stock on the twenty-first trading day following the date that is six months after Closing Date is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $7.50. On May 2, 2025, the conversion price was reduced to $7.00.

Put Rights: Unless prohibited by applicable law governing distributions to stockholders, the Series A Preferred Stock is redeemable at the option of the holder commencing any time after the 5th anniversary of the Closing at a price equal to the Accrued Value.

Call Rights: Unless prohibited by applicable law governing distributions to stockholders, the Series A Preferred Stock shall be redeemable at the option of the Company commencing any time (A) prior to the 1st anniversary of the Closing at a price equal to the 150% of the Accrued Value, (B) on or after the 1st anniversary but prior to the 2nd anniversary of the Closing at a price equal to the 140% of the Accrued Value, (C) on or after the 2nd anniversary of the Closing but prior to the 3rd anniversary of the Closing at a price equal to the 130% of the Accrued Value, (D) on or after the 3rd anniversary of the Closing but prior to the 4th anniversary of the Closing at a price equal to the 120% of the Accrued Value, (E) on or after the 4th anniversary of the Closing but prior to the 5th anniversary of the Closing at a price equal to the 110% of the Accrued Value, or (F) on or after the 5th anniversary of the Closing at a price equal to the 100% of the Accrued Value.

In accordance with ASC 480-10-S99, the Company classified Series A Preferred Stock subject to redemption in mezzanine equity as the redemption provisions are not solely within the control of the Company.

USAR Warrants

As of March 31, 2025, the Company granted warrants to acquire approximately 23.78 million shares of Common Stock as follows (shares in thousands):

	Number of Shares of Common Stock Issuable Upon Exercise	Exercise Price	Balance Sheet Classification
Public Warrants	12,500	$11.50	Equity
Private Warrants	6,000	11.50	Equity
Series A Investor Warrants	5,279	12.00	Liability
Total Warrants	23,779

As a result of the Domestication, (a) each of the then issued and outstanding warrants to purchase Class A ordinary shares of IPXX automatically became a USAR Warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants; and (b) each unit of IPXX issued and outstanding as of immediately prior to the Domestication was automatically canceled and each holder received one share of Common Stock and one-half of one USAR Warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants, with any fractional USAR Warrants to be issued in connection with such separation rounded down to the nearest whole warrant.

USARE LLC Series A Investor Warrants

As a result of the Merger transaction closing, the USARE LLC Class A Units Purchase Warrants automatically converted into Series A Investor Warrants of USAR. The USARE LLC Class A Units Purchase Warrants were previously classified as equity. As the legal form of the warrants changed as a result of the Merger, management reassessed the classification of the warrants.

The Series A Investor USAR Warrants provide for a Black-Scholes value calculation, as defined, in the event of certain transactions (“Fundamental Transactions,” as defined in the Series A Investor USAR Warrants), which includes a floor on volatility utilized in the Black Scholes value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the Series A Investor USAR Warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the condensed consolidated statement of operations.

The following table summarizes the activity related to the USARE LLC warrants to acquire shares of USARE LLC Class A common units as of January 1, 2025, and changes during the three months ended March 31, 2025 (units in thousands):

USARE LLC Series A Investor Warrants	Units	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of January 1, 2025	3,000	$12.00	$-
Issuance of warrants - additional Class A Preferred	2,279
Conversion to Series A Preferred Investor Warrant	(5,279)
Outstanding as of March 31, 2025	-

USARE LLC Warrants to Acquire Class B Common Units

The following table summarizes the activity related to the USARE LLC warrants to acquire USARE LLC Class B common units as of January 1, 2025, and changes during the three months ended March 31, 2025 (units and intrinsic value in thousands):

USARE LLC Warrants to Acquire Class B Common Units	Units	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of January 1, 2025	8,315	$0.24	$16,000
Cashless exercise to class B Common Units	(8,315)
Outstanding as of March 31, 2025	-

USARE LLC Warrants to Acquire Class C Preferred Units

The following table summarizes the activity related to the USARE LLC warrants to acquire USARE LLC Class C convertible preferred units as of January 1, 2024, and changes during the three months ended March 31, 2025 (units and intrinsic value in thousands):

USARE LLC Warrants to Acquire Class C Preferred Units	Units	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of January 1, 2025	1,949	$1.06	$1,956
Dividends	19	1.73
Cashless exercise to Common B Units	(1,968)
Outstanding as of March 31, 2025	-

Upon Closing of the Merger, the following USARE LLC warrants to acquire Class B common and Class C convertible preferred units of USARE LLC were converted into shares of Common Stock using the treasury method of accounting on a cashless exercise basis and an exchange conversion ratio of approximately 0.204 shares of Common Stock for a Class A unit of USARE LLC as follows (shares in thousands):

Title	Number of Shares of Common Stock
Class B Common Warrants	1,521
Class C Convertible Preferred Warrants	379
Total	1,900

NOTE 12. EQUITY-BASED COMPENSATION

The Company has the following equity award plans:

2024 Omnibus Incentive Plan (the “USAR Incentive Plan”)

The Company has reserved 13.00 million shares of Common Stock for issuance pursuant to the USAR Incentive Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the USAR Incentive Plan is 13.00 million, subject to certain adjustments. As of March 31, 2025, the Company has not granted any equity-based awards under the USAR Incentive Plan.

USARE LLC Incentive Plan

USARE LLC issued incentive units under the Amended and Restated Incentive Plan dated May 1, 2020 and the Second Amended and Restated Equity Incentive Plan dated August 26, 2022 and amended November 2, 2022 and February 10, 2024 (the “Legacy Incentive Plan”). The incentive units were intended to constitute “profit interests” within the meaning of the U.S. Internal Revenue Service (“IRS”) Revenue Procedures 93-27 and 2001-43 (or the corresponding requirements of any subsequent guidance promulgated by the IRS or other applicable law). The rights and preferences of the incentive units were defined in the respective incentive unit agreements. The Company did not forfeit or grant any new incentive units under the Legacy Incentive Plan as of the closing date of the merger and during the three months ended March 31, 2025. In addition, no new grants will be awarded under this plan.

USARE LLC utilized an independent valuation company to estimate the fair value of the underlying equity units into which the incentive units granted under the Legacy Incentive Plan would be converted. During the year ended December 31, 2024, the Company then used this valuation in a Black-Scholes pricing model to determine the fair value of the incentive units granted. Black-Scholes pricing method is considered to be a Level 3 fair value measurement requiring highly judgmental assumptions including expected volatility. The expected volatility was estimated by taking the average historical price volatility for industry peers, consisting of several public companies in its industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards. USARE LLC recognized the associated costs across the vesting period using the straight-line method. All outstanding and unvested incentive units under the USARE LLC Incentive Plan vested upon the Closing of the Merger as of March 13, 2025 and unrecognized equity-based compensation expense of incentive units vested on that date of $0.2 million was recognized.

The following table summarizes the activity related to the incentive units as of March 31, 2025, and changes during the three months ended March 31, 2025 (units and intrinsic value in thousands):

	Units	Weighted Average Distribution Threshold(1)	Intrinsic Value(2)
Outstanding at January 1, 2025	39,185	$0.97	$46,152
Conversion to USARE LLC Class A units	(39,185)	0.97
Outstanding at March 31, 2025	-

(1)	The distribution threshold amount refers to the value that would need to be exceeded before the holder would receive any consideration upon a liquidation event.
(2)	The intrinsic value is calculated based upon the fair value of the incentive units as of the reported date.

Conversion of Incentive Units – Upon Closing of the Merger, all outstanding incentive units were considered fully vested and converted into approximately 4.55 million shares of Common Stock using the treasury method of accounting on a cashless exercise basis and an exchange conversion ratio of approximately 0.204 shares of Common Stock for a share of common stock of USARE LLC.

Vesting Period of Incentive Units – USARE LLC utilized different vesting periods, generally ranging from one year to three years, depending on the specifics of the grant. In case of change in control, unless otherwise expressly provided in the participant’s award agreement, the units would become 100% vested and any restrictions and limitations applicable to the participant’s incentive units would lapse and such incentive units would become fully transferable.

Incentive Unit and Class A Common Compensation Expense - The following table summarizes compensation expense related to the Company’s equity-based compensation (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Incentive units	$441	$297
Class A units	841	52
Total	$1,282	$349

In the three months ended March 31, 2025, USARE LLC recorded equity-based compensation for issuance of its Class A units to certain consultants immediately prior to the closing of the merger pursuant to existing bonus agreements. In the three months ended March 31, 2024, USARE LLC recorded equity-based compensation for the issuance of Class A units as part of the USARE LLC former CEO’s employment agreement.

NOTE 13. GOVERNMENT GRANTS

The Company has government grants for the purchase or construction of long-lived assets. The Company presents grants received related to long-lived assets as a non-current deferred grants liability on the condensed consolidated balance sheets and recognizes revenue through profit or loss over the useful life of the underlying assets.

Tax Incremental Financing

On June 6, 2022, the Company executed a Tax Increment Financing Agreement (the “TIF Agreement”) with the Stillwater Economic Development Authority (the “Authority”), a public trust having as its beneficiary the City of Stillwater, Oklahoma (the “City”), whereby the Authority will provide upfront development financing assistance to the Company of up to $7.0 million for the development of the Stillwater Facility (the “Upfront Assistance”). Additionally, entry into the TIF Agreement made USARE LLC eligible to receive a manufacturing and research and development ad valorem tax exemption for a period of five years and thereafter requires the Authority to disburse to the Company 90% of the incremental ad valorem taxes generated by the ad valorem taxes assessed against the Stillwater Facility and paid by the Company. Under the terms of the TIF agreement, among other things, the Company is required to complete the Stillwater Facility and in doing so to make an investment of approximately $140 million and to employ a specified number of employees at specified levels of median compensation at various stages of the development. Subject to agreed extensions, USARE LLC is also required to commence certain phases of the development of the Stillwater Facility by no later than March 31, 2026 and complete that advanced development by no later than June 30, 2027. Should the Company default on its obligations under the Stillwater Redevelopment Agreement, the Authority may terminate the agreement and make demand for immediate repayment in full of the Upfront Assistance.

As of March 31, 2025 and December 31, 2024, the Company recorded $7.0 million of deferred grant income related to cash received to date as part of the TIF Agreement, all of which is noncurrent as a component of Deferred grants. The Company has not recognize any of the deferred grant income amounts in profit or loss related to the TIF Agreement as the associated long-lived asset has not yet been placed into service. The Company filed the Ad Valorem Tax Exemption application for the year ending December 31, 2023, in March of 2023. Approval was received November 14, 2023 from the Stillwater Economic Development Authority for the Five-Year Ad Valorem Tax Exemption. As such, the Company has not incurred any real and personal ad valorem taxes to date.

Governor’s Fund

On April 15, 2022, the Company entered into an agreement with the Oklahoma Department of Commerce to receive a $1.2 million award to be used for the renovation of an existing building at the Stillwater Facility (the “Governor’s Fund Agreement”), to be paid in $0.6 million increments when the Company had cumulatively spent $1.0 million and $2.0 million by March 31, 2023 and May 31, 2023, respectively, in qualifying costs related to developing the Stillwater Facility. Per the terms of the Governor’s Fund Agreement, the award is subject to repayment if the Company does not comply with certain investment requirements and employee headcount and compensation standards.

During 2022, the Company incurred qualifying costs that exceeded the cumulative $2.0 million threshold specified in the contract. The total award of $1.2 million was requested and received by the Company on April 6, 2023 and was recorded as deferred grant income at the time, which will be recognized over the useful life of the related assets once placed in service.

Jobs Program

In 2022, the Company was accepted for the Oklahoma Quality Jobs Program (“Jobs Program”), an incentive that provides qualifying companies quarterly cash rebates of up to 5% of the wages paid for new direct jobs created by the Company for a period of up to 10 years, with a maximum payout of approximately $2.8 million, subject to the Company fulfilling certain obligations pursuant to an agreement between USA Rare Earth Magnets, LLC and the State of Oklahoma, dated December 19, 2022 (the “Jobs Program Agreement”), including that the Company must meet or exceed applicable payroll and employee headcount requirements and that the Company maintain operations in Oklahoma for a specified period. To date USARE LLC has not become eligible to make any claims under the Jobs Program; the terms of the Jobs Program Agreement require that the first claim be made on or prior to January 1, 2026. The Company has not yet recognized any reductions in payroll expense related to the Jobs Program as a claim is not yet eligible to be filed.

NOTE 14. INCOME TAXES

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s effective tax rate of zero percent is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made.

The difference between the effective tax rate of zero percent and the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2025 and 2024 was due to changes in the valuation allowance, which entirely offsets the Company’s net deferred tax assets. As of March 31, 2025 and 2024, the Company determined that, based on an evaluation of the Company’s history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of the Company’s deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance.

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the numerator and denominator for the net income (loss) per share attributable to holders of common stock for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$51,832	$(4,472)
Declared dividends	(3,083)	(1,792)
Undeclared cumulative dividends	(372)	-
Accretion of temporary equity to redemption value	(107)	-
Undistributed net income (loss) attributable to common stockholders	$48,270	$(6,264)
Denominator:
Basic:
Weighted average shares outstanding - basic	64,463	59,425
Diluted:
Weighted average shares outstanding - basic	64,463	59,425
Effect of potentially dilutive securities
Preferred shares[1]	13,774	-
Incentive units outstanding prior to conversion to Common Stock at Merger[2]	3,642	-
Warrants outstanding prior to conversion to Common Stock at Merger[2]	1,200	-
Weighted average shares outstanding - diluted	83,079	59,425
Net income (loss) per share attributable to common stockholders
Basic	$0.75	$(0.11)
Diluted	$0.58	$(0.11)

[1]	If converted method
[2]	Treasury stock method

As of March 31, 2025, the Company has warrants to acquire approximately 23.78 million shares of Common Stock that are excluded from the computation of diluted net income per share as their effect would be anti-dilutive. Additionally, the Company has 10.1 million potentially dilutive contingently issuable earn-out shares that are excluded from the computation of diluted net income because the necessary conditions have not been satisfied as of March 31, 2025. As of March 31, 2024, potentially dilutive incentive units of approximately 8.00 million and warrants to purchase approximately 1.70 million Class B units were excluded from the computation of the diluted net loss per share as their effect would have been anti-dilutive due to the Company’s net loss during the period.

NOTE 16. SEGMENT REPORTING

The Company operates in a single reportable operating segment; that segment being the vertically integrated, domestic rare earth element magnet production supply chain. The Company’s chief operating decision makers review financial information on an aggregate basis for evaluating financial performance.  Through December 16, 2024, the Company’s Board of Managers were the chief operating decision makers. As of December 17, 2024, the Company’s chief operating decision maker is its chief executive officer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF USAR

Overview

USA Rare Earth, Inc. (“USAR”), is a company with the mission to establish a vertically integrated, domestic rare earth magnet supply chain that supports the future state of energy, mobility, and national security in the United States (“U.S.”). We are developing the Stillwater Facility and, via our Round Top Project, intend to establish domestic rare earth and critical minerals supply, extraction, and processing capabilities to both supply our magnet manufacturing plant and market surplus materials to third parties. Rare earth magnets are critical to various business sectors and industries, including the defense, automotive, aviation, AI robotics, industrial, medical and consumer electronics industries, among others. Our vertically integrated approach — from sourcing REE’s, in addition to other critical minerals such as gallium, to producing finished NdFeB magnets — assists in strengthening the U.S.’s control over critical supply chains such as the supply of rare earth minerals and magnets and thus reduce domestic reliance on foreign, particularly Chinese, imports. We believe our focus on developing domestic rare earth production aligns with national priorities, offering the future potential of a sustainable and secure domestic supply of materials critical to key industries. We have been in the exploration and research stages since our formation and have not yet realized any revenues from its planned operations.

Our Business Model

We acquired the land and other assets comprised of a facility at Stillwater, Oklahoma (“Stillwater Facility”) to develop it into a magnet production facility and we are in the process of completing our magnet production capabilities at the Stillwater Facility necessary for the initial production of NdFeB magnets.

We control certain mining rights to Round Top Mountain, which is an above-ground mineral deposit near Sierra Blanca, Texas that contains the Round Top Deposit, the mining and extraction of which comprises our Round Top Project. We have not yet begun to extract any minerals from the Round Top Deposit. The development of the Round Top Project involves a high degree of financial risk and uncertainty.

We have not yet commenced production in connection with either our Round Top Project or our Stillwater Facility and, consequently, we do not currently have any operating income or cash flows. Accordingly, we do not currently generate, nor have we realized to date, any revenues.

Facilities

Our facilities are comprised of the Stillwater, Oklahoma facility, the Wheat Ridge, Colorado facility and the Round Top Mountain Project, in Sierra Blanca, Texas.

Recent Developments

Securities Purchase Agreement; Pre-Funded PIPE Warrant; PIPE Warrant

As previously disclosed and further described in our Current Report on Form 8-K filed on May 5, 2025, we entered into an amended and restated securities purchase agreement, dated as of April 29, 2025 (the “Purchase Agreement”), with a purchaser (the “Purchaser”) for the private placement (the “Private Placement”) of (i) 8.55 million shares of the Company’s common stock, par value $0.0001 per share (the “PIPE Shares”), (ii) a pre-funded warrant (the “Pre-Funded PIPE Warrant”) to purchase an aggregate of 2.16 million shares of Common Stock (the “Pre-Funded PIPE Warrant Shares”) and (iii) a warrant (the “PIPE Warrant”) to purchase an aggregate of 10.71 million shares of Common Stock (the “PIPE Warrant Shares,” and together with the Shares, the Pre-Funded PIPE Warrant, the Pre-Funded PIPE Warrant Shares and the PIPE Warrant, the “Securities”), at an exercise price of $7.00 per share, for aggregate gross proceeds of $75.00 million. On May 2, 2025, the Company closed the Private Placement and issued the Securities. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes.

Merger and Related Transactions

We were formerly known as Inflection Point Acquisition Corp. II (“IPXX”), which was a special purpose acquisition company incorporated as a Cayman Islands exempted corporation on March 6, 2023. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Shares of USAR common stock (“Common Stock”) and USAR warrants (“Warrants”) began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “USAR” and “USARW”, respectively, on March 14, 2025.

On March 13, 2025, we consummated the previously announced Business Combination and other related transactions (the “Merger”) as further described in Note 1, “Organization” and Note 3, “Merger Transaction” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Merger and other related transactions had several significant impacts on our reported financial position and results, due to the reverse recapitalization treatment.

Forward Purchase Agreements

On March 11, 2025, IPXX entered into FPA with three separate investors (“Sellers”) pursuant to which the investors agreed to hold up to a total of approximately 1.89 million publicly held Class A ordinary shares of IPXX (“Public Shares”) in connection with the Closing of the Merger. Each FPA amended, restated and superseded in its entirety a separate FPA with each of the Sellers, dated March 10, 2025, which had identical terms to those described herein, except that the Reset Price (as defined in the FPAs) was not subject to the floor price described below. For purposes of the FPAs, the Public Shares held by each Seller are referred to as such Seller’s “Maximum Shares.” The aggregate number of Public Shares subject to each FPA (the “FPA Shares”) was the aggregate number of Public Shares as notified to the Company by the applicable Seller, but in no event more than such Seller’s Maximum Shares set forth above. Each Seller notified the Company that it would subject the Maximum Shares to their respective FPAs. The FPA Shares are subject to reduction following the full or partial optional early termination of the FPAs as described below.

Each FPA provided that in connection with Closing, the Company would pay to the Seller under such FPA, out of the funds held in IPXX’s trust account, an amount (the “Prepayment Amount”) equal to the product of (i) the FPA Shares and (ii) an amount (the “Initial Price”) equal to the redemption price per share payable to investors who elected to redeem in connection with the Merger Transactions, which Initial Price was approximately $11.00. The Company prepaid approximately $20.8 million to the trust account at the closing of the Merger to secure its purchase obligation to repurchase for any outstanding FPA Shares at the Initial Price per share of $11.00 on the date that is 90 days after the closing of the merger (the “Maturity Date”). On any day the Nasdaq is open for trading following the Closing of the Merger through the Maturity Date, the Sellers may sell any, or all, of their FPA Shares (the “Terminated Shares”). For any Terminated Shares, the Seller must remit the Initial Price to the Company but retains any profit over that price. At the Maturity Date, the Company is obligated to purchase any outstanding FPA Shares at a price per share equal to the Initial Price.

Class A Convertible Preferred Investment

On August 21, 2024, in connection with the signing of the Business Combination Agreement, we completed the pre-funded private investment in public equity (“PIPE”) financing pursuant to which USARE LLC and certain accredited investors entered into the Class A Convertible Preferred SPAs, for 2.50 million USARE LLC Class A Convertible Preferred Units and USARE LLC Class A Preferred Investor Warrants exercisable for an aggregate of approximately 2.97 million USARE LLC Class A Units, for an aggregate purchase price of approximately $25.5 million. In addition, USARE LLC issued approximately 0.12 million USARE LLC Class A-2 Convertible Preferred Units and a USARE LLC Class A Preferred Investor Warrant to purchase up to approximately 0.03 million USARE LLC Class A Units in exchange for Mr. Micheal Blitzer’s promise to forgive, at Closing, 50% of the then-outstanding balance of a convertible promissory note.

IPXX and certain accredited investors including Mr. Blitzer, and Collective Capital Management entered into Securities Purchase Agreements on January 31, 2025 to purchase (i) USARE LLC Class A-2 Convertible Preferred Units and (ii) USARE LLC Class A Investor Warrants for an aggregate purchase price of approximately $15.3 million which closed on February 3, 2025.

On March 11, 2025, IPXX entered into a securities purchase agreement for Series A Preferred Stock and Series A Preferred Investor Warrants for total gross proceeds of $8.0 million.

Public Company Costs

Following the consummation of the Merger, USA Rare Earth, Inc. is an SEC-reporting and NASDAQ-listed company, which require us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices both before and after the consummation of the Merger. We expect to incur significant additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

Results of Operations

We have no operating revenues. We are dependent on equity or other external financings to fund our pursuit and development of our consolidated business plans (including magnet production at our Stillwater Facility), to fund our mineral exploration and evaluation operations, our evaluation and intended development of the Round Top Project (collectively, our “R&D” costs), selling, general and administrative (“SG&A”) costs, interest expense and other costs. As a result, we expect to incur operating losses until such time as either: (i) the Stillwater Facility is fully completed and operational to the extent that it generates net profits, or (ii) an economic mineral resource is identified, developed and put into profitable commercial production at the Round Top Project.

The following tables set forth components of our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of three months ended March 31, 2025 and 2024

The following tables set forth our results for the periods indicated, and the changes between periods (in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating costs and expenses
Selling, general and administrative	$7,029	$2,647	$4,382	166%
Research and development	1,689	2,051	(362)	(18)%
Total operating costs and expenses	8,718	4,698	4,020	86%
Operating loss	(8,718)	(4,698)	(4,020)	86%
Other income (expense)
Interest and dividend income	187	109	78	72%
Gain on fair market value of financial instruments	60,300	1	60,299	*
Interest and other expense	(87)	(84)	(3)	4%
Total other income	60,400	26	60,374	*
Net income (loss)	51,682	(4,672)	56,354	*
Net income (loss) attributable to non-controlling interest	(150)	(200)	50	(25)%
Net income (loss) attributable to common	$51,832	$(4,472)	$56,304	*

*	Not meaningful

Operating Costs and Expenses

Selling, general and administrative (“SG&A”). The increase in SG&A expenses was primarily due to a $3.7 million increase in financial consulting, legal and other professional fees and an increase of $0.9 million equity-based compensation expense associated with the Merger, partially offset by lower payroll expenses.

Research and development (“R&D”). The decrease in R&D was primarily due to lower consulting fees related to feasibility studies.

Other Income and Expense

Interest and dividend income. The increase in interest and dividend income was primarily due to higher balances in our money market funds.

Gain on fair market value of financial instruments. The gain on fair market value of financial instruments in the first quarter of 2025 relates to the remeasurement of our earnout liability of $53.4 million, warrant liability of $6.2 million and derivative liability of $0.7 million.

Interest and other expense.    Our interest expense was consistent in the three months ended March 31, 2025 compared to the same period in the prior year.

Liquidity and Capital Resources; Going Concern

Sources and Uses of Liquidity

Our condensed consolidated financial statements have been prepared contemplating the continuation of the Company as a going concern and the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon our ability to continue as a going concern. While our management believes in the viability of its strategy to generate future revenues, control costs and the ability to raise additional funds, our strategy may not be successful. Our condensed consolidated financial statements do not include any adjustments that might be necessary were we unable to continue as a going concern. If the going concern basis was not appropriate for the condensed consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the statement of financial position classifications used.

We have generated no revenues since inception, continue to incur losses from operations, and have an accumulated deficit. Our ability to continue as a going concern is dependent upon our ability to raise capital, to implement our business plan, generate sufficient revenues, and to control operating expenses.

For the quarter ended March 31, 2025, we had net income of $51.7 million, which included a non-cash fair value gain on financial instruments of $60.3 million. For the quarter ended March 31, 2025, we used $10.3 million cash in operating activities.

Subsequent to March 31, 2025, we received additional cash proceeds of $11.5 million in connection with early terminations of the Forward Purchase Agreements (“FPA”) from the Sellers. In addition, on May 5, 2025, we announced the closing of PIPE financing for $75 million with a single institutional investor.

Although, as of March 31, 2025 we had cash on our balance sheet of $23.4 million and have subsequently raised additional proceeds from the exercises of the FPA and financing from the PIPE, we will need to raise additional capital to implement our strategic plan.

Based on our need to raise additional capital, as well as milestones required for our current strategic plan to generate sustainable commercial revenues, there is substantial doubt regarding our ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements.

We consider cash equivalents to be highly liquid investments purchased with original maturities of three months or less. As of March 31, 2025, we had $23.4 million in cash and cash equivalents.

For the three months ended March 31, 2025, we recognized Interest and dividend income of approximately $0.2 million.

Cash Flows

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(10,329)	$(4,233)	$(6,096)
Cash used in investing activities	(3,050)	(1,019)	(2,031)
Net cash provided by (used in) financing activities	19,969	(405)	20,374

The following presents management’s discussion of cash flows for the three months ended March 31, 2025 to the three months ended March 31, 2024.

Operating Activities

The $6.1 million increase in net cash used in operating activities was primarily due to an increase of $3.1 million net loss adjusted for non-cash related expenses and an increase in cash used for prepaid insurance as well as accounts payable and accrued liabilities, net related to payments for professional services partially offset by lower cash expenditures on payroll-related expenses.

Investing Activities

The increase was primarily due to additional investments made for property plant and equipment as we execute our strategic business plans.

Financing Activities

The increase in cash provided by financing activities is primarily due to net financing activities and contributions from the Merger. See Note 3, “Merger Transaction” of the notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion of amounts received from financing activities and Merger transactions.

Hatch Senior Convertible Promissory Note

On July 28, 2023, USA Rare Earth, LLC and Hatch LTD entered into an unsecured $1.0 million Senior Convertible Promissory Note agreement (the “Hatch Note”) with a 10% interest rate with a maturity date of July 28, 2025. The interest was to be payable at maturity. See Note 10, “Note Payable” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information related to the Hatch Note. The Hatch Note was converted at Closing into Common Stock.

Off-Balance Sheet Arrangements

Other than as otherwise described in this Form 10-Q, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Risks and Uncertainties Associated with Future Results of Operations

We operate in two industries that are both subject to intense competition, development risk, and changes in U.S. governmental policies related to green energy, defense spending and dependence on foreign suppliers. Our operations are subject to significant risks and uncertainties including financial and operational risks, as well as the potential risk of business failure.

The magnet technology industry is still in its infancy in the United States, and thus the technology, processes, and capabilities are still being developed. The magnet facility requires substantial capital commitment to complete and there may be unanticipated costs or delays associated with the construction. The Company’s plans for producing magnets are based on certain estimates and assumptions we have made about our business over the next few years, including the ability to obtain the equipment and materials needed to produce magnets on a timely basis from third party vendors. Due to rapidly rising demand, there is also a risk that substitute products will become available and reduce the need for our type of high-performance magnet.

We have not yet established that the Round Top Deposit contains any commercially exploitable quantities of proven and probable mineral reserves, and we may not be able to do so. Even if the Company does eventually establish commercially exploitable quantities of mineral reserves, the Round Top Deposit may not be developed into a producing mine and the Company may not be able to extract those minerals economically. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines. The commercial viability of an established mineral deposit will depend on several factors including the size, grade, and other attributes of the mineral deposit, as well as proximity of the deposit to infrastructure, government regulation, and market prices, among other things. Most of these factors will be beyond the Company’s control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Critical Accounting Policies and Estimates

We consider Fair Value, Long-Lived Assets and Equity-based Compensation the most critical accounting policies to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. We also consider our Going Concern assessment to be subject to critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

See Note 2, “Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our critical and other significant accounting policies. See Note 1, “Organization” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of our going concern assessment.

Recently Adopted Accounting Standards

See Note 2, “Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Emerging Growth Company Status

Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

We expect to retain our emerging growth company status until the earliest of:

●	The end of the fiscal year in which our annual revenues exceed $1.2 billion;

●	The end of the fiscal year in which the fifth anniversary of our public company registration has occurred;

●	The date on which we have issued more than $1.0 billion in non-convertible debt during the previous three-year period; or

●	The date on which we qualify as a large accelerated filer.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 8. Commitments and Contingencies—Legal Proceedings of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2024 Annual Report on Form 10-K. As of the date of this Quarterly Report on 10-Q, there have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K except as described in the below risk factors.

Tariffs by the United States, counter-tariffs by other countries and future changes in tariff policies could adversely affect our results of operations.

The U.S. has imposed, and could impose in the future, broad-ranging tariffs on imports from some of its largest trading partners. In retaliation, many countries have imposed, and could impose in the future, counter-tariffs on U.S.-produced items. Tariffs have spurred, and could continue to spur, additional retaliatory moves by affected countries, including by China and the European Union member states.

Tariffs present both positive and negative impacts across our business, but, in the aggregate, based on limited information to date, which may change, we expect that they may produce a net positive impact in light of our U.S. focused manufacturing strategy. However, we also face material risks with respect to tariff policies and the uncertainties and potential changes in such policies. For example, if tariffs are modified or changed in the future or our preliminary information is incorrect, our consolidated results of operations could be materially negatively impacted. In addition, for purposes of our operations, we seek to acquire various materials, supplies and components imported into the U.S., including certain equipment utilized in metal-making, magnet making, and magnet finishing and as a result, we have been adversely impacted by the imposition of trade restrictions on such goods. We may also be adversely impacted if tariffs significantly hurt the economic outlook and negatively impact consumer demand and our ability to raise capital in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
2.1	Certificate of Merger of IPXX Merger Sub, LLC with and into USA Rare Earth, LLC (incorporated herein by reference to Exhibit 2.4 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
2.2	Plan of Domestication (incorporated herein by reference to Exhibit 2.5 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.1	Certificate of Corporate Domestication of USA Rare Earth, Inc (incorporated herein by reference to Exhibit 3.1 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.2	Certificate of Incorporation of USA Rare Earth, Inc. (incorporated herein by reference to Exhibit 3.2 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.3	Bylaws of USA Rare Earth, Inc. (incorporated herein by reference to Exhibit 3.3 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.4	USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
3.5	Certificate of Amendment, dated May 1, 2025, to USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on May 5, 2025.
4.1	Form of Warrant issued to each Series A Investor (incorporated herein by reference to Exhibit 4.4 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
4.2*	Form of Warrant issued to PIPE Investors.
4.3	Form of Waiver to Warrants issued to Series A Investors and PIPE Investors (incorporated herein by reference to Exhibit 4.5 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on May 5, 2025).
10.1	Amended and Restated Registration Rights Agreement, dated as of March 13, 2025, by and among USA Rare Earth, Inc., Inflection Point Holdings II LLC and certain other holders of USA Rare Earth, Inc (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K (Reg. No. 001-41711) filed by the registrant on March 31, 2025).

10.2	Sponsor Support Agreement, by and among Inflection Point Acquisition Corp. II, Inflection Point Holdings II LLC, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.3	Amendment No. 1 to Sponsor Support Agreement, dated as of January 31, 2025, by and among Inflection Point Acquisition Corp. II, Inflection Point Holdings II LLC, and the other parties thereto (incorporated herein by reference to Exhibit 10.8 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.4	Form of Securities Purchase Agreement, by and among, Inflection Point Acquisition Corp. II, USA Rare Earth, LLC and the purchasers party thereto (incorporated herein by reference to Exhibit 10.5 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.5	Series A SPA Termination Agreement, dated as of January 31, 2025, by and among Inflection Point Acquisition Corp. II, USA Rare Earth, LLC and Inflection Point Fund I, LP (incorporated herein by reference to Exhibit 10.9 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on February 13, 2025).
10.6	Amendment No. 1 to Securities Purchase Agreement, dated as of January 22, 2025, by and among Inflection Point Acquisition Corp. II, USA Rare Earth, LLC and Michael Blitzer (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on January 28, 2025).
10.7	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on March 11, 2025).
10.8+	Assignment and Assumption of Employment Agreement, dated as of March 12, 2025, by and between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II), USA Rare Earth, LLC and Joshua Ballard (incorporated herein by reference to Exhibit 10.32 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.9+	Assignment and Assumption of Employment Agreement, dated as of March 12, 2025, by and between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II), USA Rare Earth, LLC and William Robert Steele Jr. (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on March 17, 2025).
10.10+	Employment Agreement, effective as of March 24, 2025, between USA Rare Earth, Inc. and William Robert Steele Jr. (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K (File No. 001-41711) filed by the registrant on March 17, 2025).
10.11+	USA Rare Earth, Inc. 2024 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.12+	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.36 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.13	Termination Agreement, dated as of March 13, 2025, between USA Rare Earth, Inc. (f/k/a Inflection Point 4.2* 10.4 Acquisition Corp. II) and Michael Blitzer (incorporated herein by reference to Exhibit 10.37 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.14	Seventh Amended and Restated Operating Agreement of USA Rare Earth, LLC (incorporated herein by reference to Exhibit 10.38 filed with the Annual Report on Form 10-K (Reg. No. 001-41711) filed by the registrant on March 31, 2025).
10.15+	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.39 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
10.16	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.40 filed with the Current Report on Form 8-K (Reg. No. 001-41711) filed by the registrant on March 19, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Rare Earth, Inc.

Date: May 15, 2025	By:	/s/ Joshua Ballard
Joshua Ballard
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ William Robert Steele Jr.
William Robert Steele Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)