Form 10-Q
period 2025-06-30
USA Rare Earth, Inc.
filed 2025-08-11
CIK 1970622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 001-41711

USA Rare Earth, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1720278
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

100 W. Airport Road, Stillwater, OK 74075
(Address of Principal Executive Offices and Zip Code)

(813) 867-6155
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	USAR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock, each at an exercise price of $11.50 per share	USARW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer   ☑
Smaller reporting company  ☑                Emerging growth company  ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
As of August 4, 2025, there were 97,427,087 shares of the registrant’s common stock outstanding, 0.0001 par value and 3,313,741 shares of 12% Series A Convertible Preferred Stock, 0.0001 par value, .

USA RARE EARTH, INC.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of our magnet production facility and timing of expected milestones, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•the ability to maintain the listing of the USA Rare Earth, Inc. (“USAR”) common stock and the USAR warrants on the Nasdaq Stock Market LLC (“Nasdaq”);
•the ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;
•the future financial performance of USAR;
•USAR’s ability to comply with laws and regulations applicable to its business; and
•expansion plans and opportunities.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•the fact that USAR has no history in commercial operations which limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans;
•that USAR has generated negative operating cash flows and may experience negative cash flow from operations in the future and that USAR may not be able to generate positive cash flows from its expected future business operations;
•risks related to the development of our magnet production facility and the timing of expected production milestones and the timing and amount of future production, including any time delays, unforeseen expenses, increased capital costs, negative tariff implications, and other complications;
•timing of future cash flows provided by operating activities, if any;
•the magnet production business is subject to the availability of rare earth element (“REE”) oxide and metal feedstock;
•the supply and demand for rare earth minerals, including fluctuations in demand for, and prices of, REE sintered Neodymium Iron Boron (“NdFeB” or “neo”) magnets, magnet materials, and necessary feedstock;
•uncertainty in any mineral estimates, uncertainty in any geological, metallurgical, and geotechnical studies and opinions;
•inability to convert current commercial discussions and/or memorandums of understanding with customers into definitive contracts;
•the growth of existing and emerging uses for neo magnets; changes in the global supply of neo magnets due to tariffs, trade restrictions, or otherwise;
•competition in the magnet manufacturing industry;

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | i

•changes in China’s or the United States’ political environment and policies;
•inability to obtain sufficient capital or other resources necessary to provide for such production;
•any failure by management to manage growth properly which could negatively impact our business;
•power or other utility disruption or shortage and limited access to raw materials;
•costs of production, capital expenditures, requirements for additional capital, and increasing costs, including rising electricity and other utility costs and cost increases due to tariffs;
•fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport;
•our ability to build or maintain relationships with customers and suppliers, including any inability to meet individual customer specifications;
•diminished access to water;
•work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers;
•failure to retain key personnel or attract additional qualified personnel;
•failure to comply with certain agreements with government entities that have provided us with certain incentives and favorable financing;
•inability to access debt or equity capital when necessary or advisable;
•impacts of force majeure events;
•failure to develop and maintain relationships with local communities and stakeholders;
•extensive and costly environmental requirements;
•the need to obtain and sustain governmental permits and approvals;
•failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations;
•costs of compliance with environmental, health and safety regulations;
•the impacts of climate change;
•possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims;
•any infringement of the intellectual property rights of third parties;
•failure to adequately protect intellectual property rights;
•issues with information technology systems, including cyber threats, disruption, damage and failure; and
•use of resources and management attention related to the requirements of being a public company in the United States.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

USA Rare Earth, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024*
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$121,791	$16,761
Deferred offering costs	—	5,134
Prepaid expenses and other current assets	1,754	378
Total current assets	123,545	22,273
Property, plant and equipment, net	33,031	26,529
Mineral interests	17,125	17,125
Equipment deposits	5,555	3,060
Lease right-of-use assets	389	30
Other non-current assets	56	52
Total assets	$179,701	$69,069
LIABILITIES, MEZZANINE AND STOCKHOLDERS' (DEFICIT) EQUITY
Liabilities
Current liabilities
Accounts payable	$2,238	$1,823
Accrued liabilities	5,134	3,071
Derivative liability	—	1,164
Notes payable	—	831
Finance and operating leases, current	421	23
Other	383	13
Total current liabilities	8,176	6,925
Deferred grants	8,200	8,200
Finance and operating leases, non-current	990	—
Earnout liabilities	100,007	—
Warrant liabilities	169,020	—
Total liabilities	286,393	15,125
Commitments and contingencies (Note 8)
Mezzanine equity
12% Series A Convertible Preferred Stock subject to possible redemption	25,242	21,173
Subscription receivable	—	(1,250)
Total mezzanine equity	25,242	19,923
Stockholders' (deficit) equity
Common Stock	10	6
Additional paid-in-capital	46,270	104,244
Accumulated deficit	(180,500)	(72,872)
Non-controlling interest	2,286	2,643
Total stockholders’ (deficit) equity	(131,934)	34,021
Total liabilities, mezzanine and stockholders’ (deficit) equity	$179,701	$69,069

*  Recast
See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 1

USA Rare Earth, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024*	2025	2024*
	(in thousands, except per share)
Operating expenses:
Selling, general and administrative	$6,227	$1,286	$13,256	$3,933
Research and development	2,577	1,725	4,266	3,776
Total operating expenses	8,804	3,011	17,522	7,709
Loss from operations	(8,804)	(3,011)	(17,522)	(7,709)

Other income (expense):
Interest and dividend	765	45	952	154
(Loss) gain on fair market value of financial instruments	(134,662)	229	(74,362)	230
Interest expense and other income (loss), net	(12)	(82)	(99)	(166)
Total other income (loss), net	(133,909)	192	(73,509)	218
Net loss	(142,713)	(2,819)	(91,031)	(7,491)
Net loss attributable to non-controlling interest	(207)	(222)	(357)	(422)
Net loss attributable to common stockholders	$(142,506)	$(2,597)	$(90,674)	$(7,069)

Net loss per share:
Basic and diluted	$(1.54)	$(0.04)	$(0.99)	$(0.12)

Number of shares used in per share calculations:
Basic and diluted	92,769	59,425	91,598	59,319

*  Recast

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 2

USA Rare Earth, Inc.
Condensed Consolidated Statements of Mezzanine Equity

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
	(In thousands)
12% Series A Convertible Preferred Stock
Beginning balance (1)	5,233	$32,397	2,739	$21,173
USARE LLC Convertible Preferred unit dividends	—	—	84	1,082
Issuance of preferred stock and warrants, net of issuance costs	—	—	2,279	11,745
Forgiveness of related party promissory note	—	—	131	1,527
Deferred offering costs	—	—	—	(3,237)
Deemed dividend and accretion to redemption value	—	11,569	—	11,676
Conversions	(1,519)	(18,724)	(1,519)	(18,724)
Ending balance	3,714	$25,242	3,714	$25,242

Subscription Receivable
Beginning balance (1)		$—		$(1,250)
Forgiveness of related party promissory note		—		1,250
Ending balance		$—		$—

Total Mezzanine Equity
Beginning balance (1)		$32,397		$19,923
Ending balance		25,242		25,242

(1)Recast as of January 1, 2025. The shares of the Company’s preferred stock prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3, “Merger Transaction”.

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 3

USA Rare Earth, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
	(In thousands)
Common Stock
Beginning balance (1)	81,952	$8	60,091	$6
Transaction bonus	—	—	78	—
Extinguishment of note payable	—	—	140	—
USARE LLC Convertible Preferred unit dividends	—	—	182	—
Reverse recapitalization merger	—	—	21,461	2
Conversion of 12% Series A Convertible Preferred Stock	2,610	—	2,610	—
Exercise of Warrants	3,051	1	3,051	1
PIPE financing	8,550	1	8,550	1
Other issuances	26	—	26	—
Ending balance	96,189	$10	96,189	$10

Additional Paid-In Capital
Beginning balance (1)		$24		$104,244
Equity-based compensation - incentive units		—		241
Transaction bonus		—		841
Extinguishment of note payable		—		1,506
USARE LLC Convertible Preferred unit dividends		—		(1,082)
Issuance of preferred stock and warrants, net of issuance costs		—		5,367
Deferred offering costs		—		(4,234)
Deemed dividend - preferred accretion to redemption value		(11,569)		(11,676)
Reverse recapitalization merger		—		27,718
Earnout liability		—		(99,639)
Conversion of Series A Warrants into liability-classified warrants		—		(34,612)
Warrant exercises		38,469		38,469
Conversions of 12% Series A Convertible Preferred Stock		18,724		18,724
Forward purchase agreements prepayment		—		(351)
Early termination of forward purchase agreements		336		399
Accretion of forward purchase agreements		(67)		2
Common stock issuance		353		353
Ending balance		$46,270		$46,270

Subscription Receivable
Beginning balance (1)		$(17,187)		$—
Forward purchase agreements prepayment		—		(20,389)
Early termination of forward purchase agreements		17,120		20,391
Accretion of forward purchase agreements		67		(2)
Ending balance		$—		$—

Accumulated Deficit
Beginning balance (1)		$(37,994)		$(72,872)
Reverse recapitalization merger		—		(16,954)
Net loss		(142,506)		(90,674)
Ending balance		$(180,500)		$(180,500)

Non-Controlling Interest
Beginning balance (1)		$2,493		$2,643
Net loss		(207)		(357)
Ending balance		$2,286		$2,286

Total Stockholders’ (Deficit) Equity
Beginning balance (1)		$(52,656)		$34,021
Ending balance		(131,934)		(131,934)

(1)Recast as of January 1, 2025. The shares of the Company’s common stock prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3, “Merger Transaction”.

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 4

USA Rare Earth, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(cont’d)

	Three Months Ended June 30, 2024 (1)		Six Months Ended June 30, 2024 (1)
	Units	Amount	Units	Amount
	(In thousands)
Common Stock
Beginning balance (as previously reported)			—	$—
Retroactive application of recapitalization			59,213	6
Beginning balance (as adjusted)	59,425	$6	59,213	6
USARE LLC Convertible Preferred Stock Class C and C-1 dividends	215	—	427	—
Ending balance	59,640	$6	59,640	$6

Common Units Class A
Beginning balance (as previously reported)			206,520	$3,704
Retroactive application of recapitalization			(206,520)	(3,704)
Beginning balance (as adjusted) and ending balance			—	$—

Common Units Class B
Beginning balance (as previously reported)			20,779	$3,189
Retroactive application of recapitalization			(20,779)	(3,189)
Beginning balance (as adjusted) and ending balance			—	$—

Convertible Preferred Units Class C
Beginning balance (as previously reported)			54,592	$73,079
Retroactive application of recapitalization			(54,592)	(73,079)
Beginning balance (as adjusted) and ending balance			—	$—

Convertible Preferred Units Class C-1
Beginning balance (as previously reported)			7,861	$13,404
Retroactive application of recapitalization			(7,861)	(13,404)
Beginning balance (as adjusted) and ending balance			—	$—

Additional Paid-In Capital
Beginning balance (as previously reported)				$—
Retroactive application of recapitalization				93,370
Beginning balance (as adjusted)		$94,333		93,370
Equity-based compensation		(315)		34
Issuance of warrants		—		614
Convertible Preferred dividends		2,973		2,973
Ending balance		$96,991		$96,991

Accumulated deficit
Beginning balance (as previously reported)				$(54,223)
Retroactive application of recapitalization				—
Beginning balance (as adjusted)		$(58,683)		(54,223)
USARE LLC Convertible Preferred dividends		(2,973)		(2,973)
Dilution of non-controlling interest		10		22
Net loss		(2,597)		(7,069)
Ending balance		$(64,243)		$(64,243)

Non-controlling interest
Beginning balance (as previously reported)				$3,331
Retroactive application of recapitalization				—
Beginning balance (as adjusted)		$3,119		3,331
Dilution of non-controlling interest		(10)		(22)
Net loss		(222)		(422)
Ending balance		$2,887		$2,887

Total stockholders’ equity
Beginning balance (as adjusted)		$38,775		$42,484
Ending balance		35,641		35,641

(1)The shares of the Company’s common stock, common stock units and preferred stock units prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3, “Merger Transaction”.

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 5

USA Rare Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024*
	(In thousands)
Cash flows from operating activities:
Net loss	$(91,031)	$(7,491)
Adjustments to reconcile net loss to cash used in operating activities
Equity-based compensation	1,282	34
Depreciation	135	163
Amortization of right of use assets	135	103
Non-cash interest expense	73	—
Amortization of discount on note payable	—	94
Settlement of litigation through the issuance of common shares	1,674	—
Loss (gain) on fair market value of financial instruments	74,362	(230)
Other non-cash adjustments	419	39
Changes in operating assets and liabilities:
Prepaid and other assets	(1,035)	(32)
Accounts payable	(2,785)	95
Accrued and other liabilities	(1,364)	(976)
Operating lease liability	(103)	(76)
Net cash used in operating activities	(18,238)	(8,277)

Cash flows from investing activities:
Capital expenditures and equipment deposits	(6,297)	(1,055)
Net cash used in investing activities	(6,297)	(1,055)

Cash flows from financing activities:
Proceeds from issuance of USARE LLC Preferred Series A-1 and A-2 units, and warrants	15,250	—
Proceeds from issuance of USARE LLC Preferred Series A units, and warrants	8,000	—
Payment of issuance cost for USARE LLC Preferred Series A, and warrants	(400)	—
Payment of issuance cost for USARE LLC Convertible Preferred Class C-1 units	—	(483)
IPXX contribution of capital through merger	22,867	—
Prepayment of Forward Purchase Agreements	(20,789)	—
Proceeds from termination of Forward Purchase Agreements	20,789	—
Payment of securities issuance costs	(8,281)	(89)
Proceeds from issuance of equity and warrants under PIPE financing, net	70,178	—
Proceeds from exercise of warrants	21,951	—
Net cash provided by (used in) financing activities	129,565	(572)

Net change in cash and cash equivalents	$105,030	$(9,904)
Cash and cash equivalents, beginning of year	16,761	13,199
Cash and cash equivalents, end of period	$121,791	$3,295

Supplemental disclosure of cash flow information:
USARE LLC Convertible Preferred Class C and C-1 unit dividends	$1,960	$3,621
USARE LLC Convertible Preferred Class A-1 and A-2 unit dividends	1,082	—
Finance right of use assets obtained in exchange for finance lease liabilities	1,233	—
Non-cash lease liabilities arising from obtaining right of use assets	427	—

*  Recast

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 6

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Note 1. Organization

The mission of USA Rare Earth, Inc. (formerly known as Inflection Point Acquisition Corp. II or “IPXX”), collectively with its subsidiaries (the “Company,” or “USAR”) is to establish a domestic rare earth magnet supply chain that supports the future state of energy, mobility, technology and national security in the United States (“U.S.”). USAR is developing a rare earth element (“REE”) sintered Neodymium Iron Boron (“NdFeB“ or “neo”) magnet manufacturing plant in Stillwater, Oklahoma, and intends to establish domestic rare earth and critical minerals supply, extraction, and processing capabilities to both supply its magnet manufacturing plant and market surplus materials to third parties. Rare earth magnets are critical to various business sectors and industries, including the defense, automotive, aviation, industrial, AI Robotics, medical, and consumer electronics industries, among others. USAR is planning to take a broad approach to the industries it serves with the intention of providing high-quality neo magnets to a variety of industries and customers. USAR’s focus on developing domestic rare earth production aligns with national priorities, offering the potential of a sustainable and secure domestic supply of materials critical to key industries.

USAR was a special purpose acquisition company incorporated as a Cayman Islands exempted company on March 6, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Following the closing of the Merger Transactions (as defined below), shares of USAR common stock (“Common Stock”) and USAR warrants began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “USAR” and “USARW”, respectively, on March 14, 2025.

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

IPXX Business Combination Agreement

On August 21, 2024, IPXX entered into a Business Combination Agreement (as amended on November 12, 2024 and January 30, 2025, the “Business Combination Agreement”), by and among IPXX, USA Rare Earth, LLC, a Delaware limited liability company (“USARE LLC”), and IPXX Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IPXX (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub merged with and into USARE LLC, with USARE LLC continuing as the surviving company (the “Merger”).

On March 12, 2025, as contemplated by the Business Combination Agreement, IPXX filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and certificate of corporate domestication with the Delaware Secretary of State, pursuant to which IPXX was domesticated and continues as a Delaware corporation, changing its name to USA Rare Earth, Inc. (the “Domestication”). As a result of the Domestication, each issued and outstanding Class A ordinary share of IPXX automatically converted, on a one-for-one basis, into a share of Common Stock and each of the issued and outstanding warrants to purchase Class A ordinary shares of IPXX automatically became a warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants. Additionally, each unit of IPXX issued and outstanding as of immediately prior to the Domestication was automatically canceled and each unit holder received one share of Common Stock and one-half of one USAR warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 7

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
On March 13, 2025 (the “Closing Date”), USAR consummated the previously announced Merger and related transactions (the “Merger Transactions”) contemplated by the Business Combination Agreement and USARE LLC became a direct wholly owned subsidiary of USAR. As a result of the Merger Transactions, all issued and outstanding Class A and Class B common units, Class C and Class C-1 preferred units, equity-based incentive units and warrants to acquire Class B common units and Class C preferred units of USARE LLC were converted into shares of Common Stock using an exchange ratio of approximately 0.204. On the closing of the Merger, all incentive units were considered fully vested. The number of shares of Common Stock issuable for USARE LLC warrants and incentive units was calculated using the treasury method of accounting on a cashless exercise basis. Additionally, all issued and outstanding Class A-1 and Class A-2 preferred units of USARE LLC taking into account payment-in-kind dividends on such units from the date of issuance through the Closing Date were converted on a one-for-one basis into shares of USAR Series A Preferred stock. Warrants to acquire USAR Class A common units issued to the holders of Class A-1 and Class A-2 Preferred units were converted into a right to acquire Common Stock on a one-for-one basis.

As a result of the Merger, USAR is a holding company, in which substantially all of the assets and business are held by USARE LLC and its subsidiaries and continues to operate through USARE LLC and its subsidiaries. The Merger is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and not as a business combination. Under U.S. GAAP, IPXX is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of USARE LLC issuing stock for the net assets of IPXX, accompanied by a recapitalization. USARE LLC has been determined to be the accounting predecessor to the combined entity.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “USAR,” “USA Rare Earth, Inc.,” refer to the business of USARE LLC and its subsidiaries prior to the closing of the Merger and to the business of USAR and its subsidiaries, including USARE LLC, following the closing of the Merger.

See additional information in Note 3, “Merger Transaction.”

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has generated no revenues since inception, continues to incur losses from operations, and has an accumulated deficit. For the six months ended June 30, 2025, the Company had net loss of $91.0 million, which includes a non-cash fair value loss on financial instruments of $74.4 million. For the six months ended June 30, 2025, net cash used for operating activities was $18.2 million.

Although, as of June 30, 2025, the Company had cash and cash equivalents on its Condensed Consolidated Balance Sheet of $121.8 million, the Company will need to raise additional capital to implement its current strategic plan, specifically pre-purchasing of raw material inventory in advance of manufacturing due to long lead times. Based on the Company’s need to raise additional capital as well as milestones required for its current strategic plan to generate sustainable commercial revenues, there is substantial doubt regarding its ability to continue as a going concern for the twelve months following the issuance of these Condensed Consolidated Financial Statements.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 8

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In management’s opinion, these unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025 and December 31, 2024 and the results of operations and cash flows for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The December 31, 2024 balances reported herein are derived from the Company’s audited Consolidated Financial Statements filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2025.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023 filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2025.

These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Reclassifications

Certain prior period amounts have been reclassified in certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

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

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 9

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
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

Significant Accounting Policies

For a detailed description of the Company’s Significant Accounting Policies, please refer to the Company’s Form 10-Q filed with the SEC on May 15, 2025.

Recently Adopted Accounting Pronouncement

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which improves current U.S. GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

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

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 10

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 3. Merger Transaction

Business Combination Agreement

As discussed in Note 1, “Organization”, IPXX and USARE LLC entered into a Business Combination Agreement on August 21, 2024. In connection with the transactions contemplated by the Merger, the following funding events occurred prior to the Closing Date:

•On August 21, 2024, USARE LLC and certain accredited investors, including certain funds related to IPXX entered into Securities Purchase Agreements (“SPA”) for such investors to purchase (i) USARE LLC Class A Convertible Preferred Units and (ii) USARE LLC Class A Preferred Investor Warrants for gross cash proceeds of $25.5 million and a subscription receivable of $1.25 million for shares issued in exchange for forgiveness of 50% of Mr. Michael Blitzer’s, IPXX’s Chairman and Chief Executive Officer, promissory note at the Closing Date.
•On January 31, 2025, the Company and certain accredited investors, including USARE LLC Class A-2 Convertible Preferred Unit investors, Mr. Blitzer, and Collective Capital Management LLC entered into SPAs for such investors to purchase (i) USARE LLC Class A-2 Convertible Preferred Units and (ii) USARE LLC Class A Preferred Investor Warrants for an aggregate purchase price of approximately $15.3 million which closed on February 3, 2025.
The Merger was accounted for as a reverse recapitalization whereby USARE LLC is the successor continuing existing business operations. Outstanding USARE LLC Class A-1 and Class A-2 Convertible Preferred Units were converted into USAR Series A 12% Convertible Preferred Stock on a one-for-one basis taking into account payment-in-kind dividends on such units from the date of issuance through the Closing Date. Immediately prior to the Closing Date, outstanding USARE LLC Class C and Class C-1 Preferred Units were converted into USARE LLC Class B Common Units taking into account certain anti-dilution provisions and payment-in-kind dividends on such units from the date of issuance through the Closing Date. Outstanding USARE LLC Class A and Class B Common Units, including the newly converted USARE LLC Class C and Class C-1 Preferred Units, were converted into shares of Common Stock using an exchange ratio of approximately 0.204.

Additionally, immediately prior to the effective time of the Merger, the following occurred:

•USARE LLC’s unvested incentive units became immediately vested and all vested incentive units were converted to Common Stock, see Note 12, “Equity-Based Compensation;”
•USARE LLC’s warrants to purchase Class B Common Units and Class C Convertible Preferred Units were exercised on a cashless basis and converted to Common Stock, see Note 11, “Mezzanine and Stockholders' Equity;”
•The Hatch Note converted into approximately 0.68 million of USARE LLC’s Class A Common Units, see Note 10, “Note Payable;”
•The Company issued approximately 0.78 million Series A 12% Convertible Preferred Stock and Series A warrants exercisable for an aggregate of approximately 0.78 million shares of the Common Stock at $12.00 per share pursuant to SPAs with two (2) accredited investors, including an affiliate of IPXX, for an aggregate consideration of $8.0 million;
•The Company issued approximately 0.13 million shares of 12% Series A Convertible Preferred Stock in exchange for Mr. Blitzer’s forgiveness of the remaining 50% of the convertible promissory note; and
•The Company issued approximately 0.88 million shares of Common Stock pursuant to USARE LLC’s arrangements with Cohen & Company Securities, LLC (fka J.V.B. Financial Group, LLC) (“CCS”).

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 11

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
The following table presents a summary of the number of equity instruments outstanding immediately following the closing of the Merger and the PIPE investment.

	Shares	% of Common (1)	% of Voting (1)
	(In thousands)
Public shareholders	2,077	3%	2%
Sponsor	6,250	8%	7%
USARE LLC shareholders	72,748	89%	83%
Shares issued to CCM (Issuance cost)	877	1%	1%
Total Common Stock	81,952	100%	94%

Series A Preferred Stock - USARE LLC shareholders	4,318		5%
Series A Preferred Stock - PIPE Investors	784		1%
Series A Preferred Stock - Blitzer promissory note	131		—%
Total Voting Shares	87,185		100%

(1)Percentage may not total due to rounding.

In connection with the Merger, approximately $22.8 million of cash held in trust, net of redemptions by IPXX’s public shareholders, became available for use by the Company as well as $8.0 million in proceeds received from the closing of the PIPE investment. In addition, the Company incurred certain earnout obligations and entered into Forward Purchase Agreements (“FPAs”), discussed further below.

The following table presents the net proceeds from the Merger.

Amount
(In thousands)
Sources
Cash - PIPE investment	$8,000
Cash - IPXX Trust Account	22,843
Cash - IPXX Op Account (Blitzer note)	24
Total Cash in IPXX going into the Merger	$30,867

Uses
Transaction costs allocated to equity	$(8,331)
FPA Prepayments	(20,789)
Other Expenses and Prepayments	(1,658)
Total cash used immediately after the merger	$(30,778)

Net cash to USARE LLC	$89

Transaction costs allocated to equity	$350
Net cash used by USARE LLC	(350)
$—

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 12

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Earnout Liability

In connection with the closing of the Merger, USAR is required to issue to certain USARE LLC shareholders as of the effective date of the Merger and CCS, up to 10.1 million additional shares of Common Stock in two (2) tranches (the “Earnout Shares”) upon certain triggering events.

•The first tranche of 5.05 million Earnout Shares would be distributed if, during the time period beginning on the date of the first anniversary of the Closing Date and ending on the date of the sixth anniversary of the Closing Date (the “Earnout Period”), the market price of the Common Stock is greater than or equal to $15.00 per share and less than $20.00 per share for a period of at least twenty out of thirty consecutive trading days.
•The second tranche of 5.05 million Earnout Shares would be distributed if, during the Earnout Period, the market price of the Common Stock is greater than or equal to $20.00 per share for a period of at least twenty out of thirty consecutive trading days. .

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

Management considered the guidance within Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and determined that the contractual requirement to issue the Earnout Shares meets the definition of a derivative. Management next considered whether or not the Earnout Shares meet the requirements for the scope exception under the “Own Equity” scope exception in ASC 815 for contracts indexed to an entity’s own equity. The change of control clause in the Business Combination Agreement represents an exercise contingency related to an event outside of the Company’s control, which is not based on an observable market or an observable index. The obligation to issue the Earnout Shares that includes exercise contingencies that are outside the control of the Company are classified as liabilities and excluded from equity classification. Instruments not classified in equity do not meet the “Own Equity” scope exception.

The Earnout Shares are classified as liabilities and no additional analysis under ASC 815 is required. The Merger is accounted for as a reverse recapitalization and the Earnout Shares represent consideration of IPXX securities that are being transferred to the holders of the Company. As such, the Earnout Shares are recorded through the recapitalization of equity within additional paid-in capital upon recognition and are remeasured on a recurring basis. See Note 4, “Fair Value Measurements” for further information.

The Earnout Period has not commenced as of June 30, 2025, and therefore, none of the Triggering Events have occurred.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 13

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Forward Purchase Agreements

On March 11, 2025, IPXX entered into FPAs with three (3) separate investors (“Sellers”) pursuant to which the Sellers agreed to hold up to a total of approximately 1.89 million publicly held IPXX Class A ordinary shares (“Public Shares”) in connection with the closing of the Merger. Each FPA amended, restated and superseded in its entirety a separate FPA with each of the Sellers, dated March 10, 2025, which had identical terms to those described herein, except that the Reset Price (as defined in the FPAs) was not subject to a floor price of $4.00. For purposes of the FPAs, the Public Shares held by each of the Sellers are referred to as such Seller’s “Maximum Shares.” Each Seller, acting separately and solely for its own account, was permitted, if necessary, to (i) reverse its previous election to redeem its Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association or (ii) purchase Public Shares through a broker in the open market from holders of Public Shares (other than IPXX), including from holders who previously elected to redeem their Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association. The aggregate number of Public Shares subject to each FPA investor (the “FPA Shares”) was the aggregate number of Public Shares as notified to the Company by the applicable Seller, but in no event more than such Seller’s Maximum Shares set forth above. Each Seller notified the Company that it would subject the Maximum Shares to their respective FPAs. Prior to the date that was 90 days after the Closing Date (the “Maturity Date”), each Seller was permitted to sell any, or all, of their FPA Shares.

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

On various dates between the Closing Date of the Merger and June 30, 2025, the Sellers exercised their early termination rights under the FPAs with respect to approximately 1.89 million FPA Shares. As of June 30, 2025, all FPAs have been terminated. Upon the early termination of the FPAs, the Sellers remitted cash to the Company at the initial price of $11.00, resulting in cash proceeds received in the amount of $20.8 million from the Sellers, which was recorded as a reduction of the subscription receivable at the fair value of the terminated shares on the date of termination with an offset to additional paid-in capital.

Note 4. Fair Value Measurements

Fair Value of Financial Instruments on a Recurring Basis

The following table presents the financial assets and liabilities measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.

		As of June 30, 2025				As of December 31,2024
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Assets:
Money market funds	Level 1	$117,876	$—	$—	$117,876	$15,709	$—	$—	$15,709

Liabilities:
Derivative liability	Level 3	$—	$—	$—	$—	$1,164	$—	$—	$1,164
Earnout liability	Level 3	100,007	—	—	100,007	—	—	—	—
Warrant liability	Level 3	53,715	—	—	53,715	—	—	—	—
Common Stock warrant	Level 3	91,600	—	—	91,600	—	—	—	—
Prefunded warrant	Level 1	23,705	—	—	23,705	—	—	—	—
Total liabilities		$269,027	$—	$—	$269,027	$1,164	$—	$—	$1,164

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 14

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Level 3 Valuation and Reconciliation

Derivative Liability

On February 26, 2025, the Company remeasured the derivative liability using the Black-Scholes model upon the change in terms of the Hatch Note. The Hatch Note was settled on February 26, 2025, and therefore, no further remeasurement was performed after the settlement date. See Note 10, “Note Payable” for additional information regarding the Hatch Note.

The following table summarizes the significant inputs to value the derivative liability.

	February 26, 2025 (1)	December 31, 2024
Class C-1 unit price	n/a	$1.47
Class A common unit price	2.16	n/a
Expected volatility	55.0% - 59.1%	55.0% - 59.1%
Risk-free rate	4.20% - 4.34%	4.20% - 4.34%
Credit risk spread	0.29	0.29
Remaining term (in years)	0.20 - 0.57	0.20 - 0.57

(1.)The Hatch Note was settled on February 26, 2025, and therefore, no further remeasurement was performed after the settlement date.

The following table presents the reconciliation of the derivative liability measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$—	$420	$1,164	$420
Change in estimated fair value (1)	—	—	(716)	—
Settlement of the Note upon conversion	—	—	(448)	—
Ending balance	$—	$420	$—	$420

(1.)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 15

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Earnout Liability

The Company valued the Earnout liability using a Monte Carlo simulation which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and June 30, 2025.

The following table summarizes the significant inputs to value the Earnout liability.

	June 30, 2025	March 13, 2025
Share price	$10.96	$10.79
Expected volatility	72.0%	66.0%
Risk-free interest rate	3.82%	4.00%
Remaining term (in years)	5.7	6.0

The following table presents the reconciliation of the Earnout liability measured at fair value on a recurring basis.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(In thousands)
Beginning balance	$46,232	$—
Establishment of liability at March 13, 2025	—	99,639
Change in estimated fair value (1)	53,775	368
Ending balance	$100,007	$100,007

(1.)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

Warrant Liability

On March 13, 2025, the Company issued Series A Investor Warrants in exchange for prior Class A Purchase Warrants in connection with the Merger and related transactions. The Company valued the liability classified Series A Investor Warrants using a Monte Carlo simulation, which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and June 30, 2025. On May 2, 2025, the exercise price reset from $12.00 to $7.00 as a result of the $75M PIPE (as defined below). See Common Stock Warrant Liability and $75M PIPE Prefunded Warrant Liability sections in this footnote below, and Note 11, “Mezzanine and Stockholders' Equity” for further details related to the $75M PIPE financing.

The following table summarizes the significant inputs to value the Series A Investor Warrants liability.

	June 30, 2025	March 13, 2025
Share price	$10.96	$10.79
Exercise price (1)	$7.00	$12.00
Expected volatility	130.0%	65.0%
Risk-free rate	4.06%	3.95%
Dividend yield	—%	—%
Put term (in years)	3.9	4.4

(1.)On May 2, 2025, the Company reset the exercise price of this warrant from $12.00 to $7.00.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 16

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
The following table presents the reconciliation of the Series A Investor Warrants liability measured at fair value on a recurring basis.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(In thousands)
Beginning balance	$34,475	$—
Establishment of liability at March 13, 2025	—	40,652
Change in estimated fair value (1)	35,758	29,581
Warrant exercises	(16,518)	(16,518)
Ending balance	$53,715	$53,715

(1.)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

Private Investment in Public Entity Financing

On May 2, 2025, the Company closed its private investment in public equity financing (“$75M PIPE”) with a single institutional investor. The $75M PIPE included issuance of Common Stock, Common Stock warrants and Prefunded warrants. Both Common Stock and Prefunded warrants are treated as liabilities and are remeasured at each reporting date, with the corresponding gain or loss recognized in (Loss) gain on fair market value of financial instruments on the Company’s Condensed Consolidated Statements of Operations.

See Note 11, “Mezzanine and Stockholders' Equity – Private Investment in Public Entity Financing” for further information regarding the issuances under the $75M PIPE.

Common Stock Warrant Liability Valuation

The Company valued the Common Stock warrant, which includes Level 3 unobservable inputs using a Monte Carlo simulation model at issuance and at reporting date.

The following table summarizes the significant inputs to value the Common Stock warrant liability.

	June 30, 2025	May 2, 2025
Share price	$10.96	$10.31
Exercise price	$7.00	$7.00
Expected volatility	130.0%	140.0%
Risk-free rate	4.06%	4.21%
Dividend yield	—%	—%
Put term (in years)	5.1	5.4

(1)Put term is 6-years from date of first exercise.

The following table presents the reconciliation of the Common Stock warrant liability measured at fair value on a recurring basis.

Three and Six Months Ended June 30, 2025
(In thousands)
Establishment of liability at May 2, 2025	$84,807
Change in estimated fair value (1)	6,793
Ending balance	$91,600

(1.)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 17

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Prefunded Warrant Liability Valuation

The Company valued the Prefunded warrant based on the Company’s share value at issuance and at reporting date.

The following table summarizes the significant inputs to value the Prefunded warrants measured at fair value on a recurring basis.

	June 30, 2025	May 2, 2025
Share price	$10.96	$10.31
Exercise price	$0.0001	$0.0001

The following table presents the reconciliation of the Prefunded warrant liability measured at fair value on a recurring basis.

Three and Six Months Ended June 30, 2025
(In thousands)
Establishment of liability at May 2, 2025	$22,309
Change in estimated fair value (1)	1,396
Ending balance	$23,705

(1.)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

Note 5. Property, Plant and Equipment, Net

	June 30, 2025	December 31, 2024
	(In thousands)
Land	$707	$707
Land improvements	403	403
Building improvements	2,553	—
Lab equipment	3,011	500
Leasehold improvements	346	346
Computer equipment	13	—
Construction in progress	26,239	25,775
Property, plant and equipment, gross	33,272	27,731
Less: Accumulated depreciation	(1,407)	(1,202)
Property, plant and equipment, net	$31,865	$26,529

Finance lease right-of-use assets	$1,233	$—
Less: Accumulated amortization	(67)	—
Finance lease-right-of-use assets, net	$1,166	$—

Total property, plant and equipment, net	$33,031	$26,529

The following table presents the depreciation expense related to the Company’s property, plant and equipment, and the amortization expense related to the Company’s finance lease right-of-use assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Depreciation expense	$108	$73	$135	$163
Amortization expense	61	—	67	—
Total	$169	$73	$202	$163

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 18

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 6. Variable Interest Entity

Round Top Mountain Development

On May 17, 2021, the Company completed the acquisition of 80% of the equity interests of RTMD, pursuant to a contribution agreement with the Company, Texas Mineral Resource Corp. (“TMRC”), and RTMD, whereby TMRC and the Company contributed their respective rights and interests to and in Round Top Mountain in Texas to RTMD. Concurrently, the Company, TMRC, and RTMD entered into a limited liability company agreement of RTMD which documented the governance of RTMD. This acquisition resulted in the consolidation of RTMD, which is a variable interest entity (“VIE”), and the recording of a non-controlling interest for the remaining TMRC equity interest.

Effective June 26, 2023, RTMD, USARE LLC and TMRC entered into an amended and restated limited liability company agreement of RTMD pursuant to which, in the event that TMRC does not fund its share of mandatory capital contributions called for by USARE LLC as the manager of RTMD, USARE LLC is obligated to cover the shortfall by making additional capital contributions to RTMD (or in the event that USARE LLC does not fund, the capital call will be withdrawn). If USARE LLC does fund the capital contribution, additional equity interests in RTMD will be issued to USARE LLC and TMRC will be proportionally diluted in accordance with the terms of the amended and restated limited liability company agreement.

Due to TMRC’s failure to fund its share of mandatory capital contributions called for by USARE LLC, the Company’s ownership interest in RTMD, since December 31, 2024, was increased to approximately 80.57% and TMRC’s interest in RTMD was reduced to 19.43%.

The following table presents the assets and liabilities associated with RTMD included in the Company’s Condensed Consolidated Balance Sheets.

	June 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Cash and cash equivalents	$195	$66
Prepaid expenses and other current assets	198	178
Right-of-use asset	389	30
Mineral interests	17,125	17,125
Property, plant and equipment, net	228	264
Other assets	25	20
Consolidated assets	$18,160	$17,683

LIABILITIES
Accounts payable	$24	$42
Accrued liabilities	255	141
Lease liability	386	22
Consolidated liabilities	$665	$205
RTMD did not record depletion expense for the mineral interests for the three and six months ended June 30, 2025 and 2024.

RTMD’s creditors have no recourse against the Company for the RTMD consolidated liabilities included within the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not the obligations of the Company.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 19

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Mineral Interests

The Company acquired two (2) mineral rights leases along with an associated groundwater lease in Hudspeth County, Texas as part of the acquisition of RTMD. Mineral property acquisition costs, including acquired intangibles, licenses and lease payments, are capitalized. The net carrying value of mineral rights were $17.1 million as of June 30, 2025 and December 31, 2024.

Impairment losses are recorded on mineral interests when indicators of impairment are present and the carrying amount exceeds the associated estimated future undiscounted cash flows. As of June 30, 2025 and December 31, 2024, the Company had not recognized any impairment losses related to mineral interests held.

Note 7. Accrued Liabilities

The following table presents a summary of the accrued liabilities by category.

	June 30, 2025	December 31, 2024
	(In thousands)
Payroll and related employee taxes	$1,349	$1,908
Litigation settlement (1)	1,824	—
Construction in progress	1,302	323
Other	659	840
Total accrued liabilities	$5,134	$3,071

(1.)On July 1, 2025, the Company entered into a settlement agreement with various plaintiffs. The Company agreed to issue 159 thousand shares of Common Stock and agreed to pay $150 thousand to certain plaintiffs. As the litigation settlement was probable and estimable, the Company recorded the litigation settlement during the quarter ended June 30, 2025. See Note 8, “Commitments and Contingencies – Ramco Complaint and Kleiner Notice Settlement” for further discussion surrounding the litigation settlement.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 20

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 8. Commitments and Contingencies

Potential Future Environmental Contingency

The Company’s planned exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company will conduct its operations to protect public health and the environment and believes that its current engineering operations are materially in compliance with all applicable laws and regulations. While the Company’s mining activities are not yet operational, the Company has made, and expects to make in the future, expenditures to comply with all local and federal environmental laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for future mining interests is unknown and uncertain as of June 30, 2025.
Litigation

From time to time, the Company may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive notices alleging infringement of patents or other intellectual property rights. The outcomes of any legal proceedings, claims, notices or litigation are subject to uncertainty, and any claims against the Company, whether meritorious or not, can be time-consuming, result in costly litigation, require significant management time, create negative perceptions with communities, stakeholders, and government agencies and result in the diversion of significant operational resources. If an unfavorable outcome was to occur in any proceeding, claim or litigation, the Company could be adversely affected in the period in which they are resolved and the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. The Company accrues loss contingencies when it is both probable that the Company will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.

Ramco Complaint

A complaint was filed in Delaware Chancery Court by Ramco Asset Management, LLC (“Ramco”), US Trading Company Metals RE, LLC, and DinSha Dynasty Trust (“DinSha”) (collectively, the “Plaintiffs”) on July 29, 2022 against USA Rare Earth, LLC (“USARE LLC”), Morzev Pty Ltd., Mordechai Gutnick ATF the Morzev Trust, Mordechai Gutnick, and Pini Althaus (collectively, the “Defendants”), captioned Ramco Asset Management, LLC v. USA Rare Earth, LLC, C.A. No. 2022-0665-SG (as amended, the “Complaint”). In connection with this matter and a disagreement regarding the number of units of USARE LLC that were issued to the Plaintiffs in transactions during 2019, the Complaint alleged causes of action for breach of contract, breach of fiduciary duty, breach of the Corporations Act (Australia), fraud and misrepresentation, and breach of the duty of good faith and fair dealing. The Complaint seeks a variety of relief, including compensatory and punitive damages, curative equity, attorneys fees and expenses and other relief as may be granted by the court. USARE LLC thereafter filed a motion to dismiss Plaintiffs’ claims. After motion practice and argument, the court dismissed all claims, except for Ramco’s alleged breach of contract claim and alleged breach of good faith and fair dealing as asserted against the Company. On July 1, 2025, USARE LLC, Ramco, DinSha and Stewart Kleiner entered into a settlement agreement in full settlement of, amongst other things, the Complaint. See subsection “Ramco Complaint and Kleiner Notice Settlement” below.

Kleiner Notice

On April 1, 2025, the Company received notice from Stewart Kleiner (Managing Member of Ramco and Grantor of DinSha) asserting that a milestone triggering payment of certain equity outlined in a May 10, 2019 advisory agreement (the “Milestone Payment Notice”) had been achieved as a result of the Company’s reverse merger with Inflection Point Acquisition Corp. II. A July 28, 2019 amendment to the advisory agreement guaranteed payment of the equity by Mordechai Gutnick in the event of a conflict between Mr. Kleiner and the Company. On July 1, 2025, the Company, USARE LLC, Ramco, DinSha and Mr. Kleiner entered into a settlement agreement in full settlement of, amongst other things, the Milestone Payment Notice and the guaranteed payment of equity by Mr. Gutnick was released. See subsection “Ramco Complaint and Kleiner Notice Settlement” below.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 21

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Ramco Complaint and Kleiner Notice Settlement

On July 1, 2025, Ramco, DinSha, Mr. Kleiner, the Company and USARE LLC entered into a settlement agreement and release pursuant to which, in full settlement of the Complaint and the Milestone Payment Notice, amongst other things, the Company agreed to issue 159 thousand shares of Common Stock to DinSha and agreed to pay $150 thousand to Ramco. The settlement agreement is expressly not to be construed as an admission of liability by the Company. During the second quarter of 2025, the Company determined that the consideration paid (both cash and the fair value of the Common Stock components) were both probable and estimable, and should be classified as settlement of litigation. During the quarter ended June 30, 2025, the Company recorded an estimated fair value charge of $1.8 million in its Condensed Consolidated Statements of Operations.

Transaction Bonus

The Company has agreements with certain individuals and entities that require payment of cash and/or equity upon certain criteria as defined by the applicable agreement. The transaction bonuses are recognized when they are deemed to be probable or when the qualifying transaction has been consummated.

During the three months ended March 31, 2025, the Company completed the Merger, which triggered $1.9 million of cash bonuses to certain employees and consultants pursuant to existing transaction bonus agreements, of which, $0.8 million and $1.9 million were paid out in the three and six months ended June 30, 2025, respectively. The expense for the cash bonuses was recognized in Selling, general and administrative operating expense in the Company’s Condensed Consolidated Statements of Operation.

In addition, approximately 0.38 million USARE LLC Class A units were issued to certain consultants pursuant to existing transaction bonus agreements which provided for the payment of these Class A units immediately prior to the completion of the Merger. The Class A units were then converted to common stock at closing for $0.8 million. The Company also accrued $0.2 million for restricted stock units to be issued to a certain employee. The expense for the equity transaction bonuses was recognized in Equity-based compensation.

As of June 30, 2025, the Company has agreements in place regarding the potential payment of up to $1.5 million in cash related to other transaction bonuses which are not triggered by the Merger. No amounts were accrued for these bonuses as of June 30, 2025 and December 31, 2024, as the triggering event had not occurred.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 22

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 9. Leases

Balance Sheet Components and Lease Activity

The following table presents the finance and operating leases on the Company’s Condensed Consolidated Balance Sheets.

	June 30, 2025	December 31, 2024
	(In thousands)
Assets
Finance leases, included in property plant and equipment, net	$1,166	$—
Operating leases, included in lease right-of-use assets, net	389	30
Total	$1,555	$30

Liabilities
Finance lease liability, current	$277	$—
Finance lease liability, non-current	735	—
Total finance lease liabilities	1,012	—

Operating lease liability, current (1)	144	23
Operating Lease liability, non-current	255	—
Total operating lease liabilities	399	23
Total lease liabilities	$1,411	$23

(1.)Includes sub-lease deposits of $13 thousand.

Finance Leases

The following table presents the active finance leases at June 30, 2025 and the amounts recognized in the Company’s Condensed Consolidated Balances at lease commencement.

Equipment Location	Purpose	Expiration	Property & Equipment	Finance Lease Liability
			(In thousands)
Stillwater, OK	Lab Equipment	Mar 2029	$765	$673
Stillwater, OK	Lab Equipment	Mar 2029	152	133
Stillwater, OK	Lab Equipment	Mar 2028	316	245

The lease agreements include purchase options that the Company is reasonably certain to exercise. The agreements did not include termination options for either party to the lease or restrictive financial or other covenants.

Operating Leases

The following table presents certain facts regarding the Company’s material property leases as of June 30, 2025.

Location	Purpose	Square Footage	Expiration	Option to Extend (1)	ROU Asset Value at Commencement
					(In thousands)
Wheat Ridge, CO	Office/Warehouse	5,575	Mar 2028	*	$163
Wheat Ridge, CO	Office/Warehouse	3,433	Mar 2028	*	264

(1)Number of renewal options(s) / Number of year(s) per renewal option.
*No option to extend the lease at termination.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 23

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Lease Activity

The following table presents the finance and operating lease activities.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(In thousands)
Finance Lease
Right-of-use assets acquired	$—	$1,233
Amortization expense	61	67
Interest expense	12	13
Cash paid	53	53

Operating Lease
Right-of-use asset acquired	$—	$427
Lease expense	32	68
Cash paid	72	127

Remaining Lease Terms and Discount Rates

The following table presents certain information related to the weighted-average remaining lease terms (in years) and weighted-average discount rates used to value acquired right-of-use assets.

	June 30, 2025	December 31, 2024
Finance Leases
Remaining lease term (years)	3.44	—
Discount rate	4.53%	—%

Operating Leases
Remaining lease term (years)	2.75	0.29
Discount rate	4.28%	8.76%

Maturities of Lease Liabilities

The following table presents future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of June 30, 2025.

	Finance Leases	Operating Leases
	(In thousands)
Year Ending December 31,
2025 (remaining six months)	$158	$72
2026	316	148
2027	316	152
2028	247	38
2029	55	—
Total lease payments	1,092	410
Less imputed interest	(80)	(24)
Present value of future minimum lease payments	$1,012	$386

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 24

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 10. Note Payable

On July 28, 2023, USARE LLC and Hatch LTD (“Hatch”) entered into an unsecured $1.0 million Senior Convertible Promissory Note agreement (the “Note”) with a 10% interest rate. The Note had an original maturity date of July 28, 2025, when the principal plus accrued interest of $0.2 million would become due, barring earlier conversion under certain events. A side letter and memorandum of understanding, signed contemporaneously with the Note, provided for potential issuances of an aggregate amount of $4.0 million in additional notes in two (2) tranches, the option of which expired unexercised, one year after the Note.

On February 26, 2025, USARE LLC and Hatch entered into a Letter Agreement to settle the Note in full by issuing approximately 0.68 million shares of USARE LLC Class A common units to Hatch, contingent upon success of the Merger. The Letter Agreement effectively modified the conversion terms by changing the type and number of shares in which the Note would be converted. On February 26, 2025, the Company accounted for the modification in terms by adjusting the December 31, 2024 valuation for the change to fair value of the derivative liability. A gain on the derivative liability of $0.7 million was recognized during the three months ended March 31, 2025.

The Note was settled as of the Closing Date of the Merger and accounted for as an extinguishment. The Company did not fair value the derivative immediately before extinguishment due to the relative proximity of the date of the Note’s modification to the Closing Date of the Merger. The fair value of the USARE LLC Class A common units issued to Hatch was calculated using the closing common stock price on March 13, 2025, adjusted for the conversion ratio used to convert USARE LLC Class A common units to Common Stock at the Merger. The Company recognized a loss on extinguishment of $11 thousand.

Upon closing of the Merger, the 0.68 million USARE LLC Class A common units converted into 0.14 million shares of Common Stock. The following table presents the interest expense recognized on the Note for the periods indicated. For 2025, the amount of interest expense was recognized through the extinguishment of the Note.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Amortization of Note discount	$—	$50	$54	$94

The effective interest rate of the Note was 44.875%.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 25

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 11. Mezzanine and Stockholders' Equity

The total number of shares outstanding as of June 30, 2025 and the total number of shares of all classes of stock that USAR has authority to issue is follows:

Class of Stock	Authorized	Par Value	Outstanding
	(In thousands, except par value)
Common Stock	750,000	$0.0001	96,189
Preferred Stock	50,000	$0.0001	3,714
Total authorized	800,000
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

Lock-Up Arrangements. Pursuant to the Company’s bylaws, certain former members of USARE LLC, (excluding the former holders of the USARE LLC Class A Convertible Preferred Units and the USARE LLC Class A Preferred Investor Warrants, solely with respect to securities received in exchange for such USARE LLC securities) (together with their permitted transferees, the “USARE Lock-Up Holders”), unless released by the Company’s Board of Directors (the “Board”), are not permitted, prior to six months after the Closing Date to sell or otherwise dispose of any shares of Common Stock that were issued to them in connection with the transactions contemplated by the Merger (“USAR Lock-Up Shares”) without the prior written consent of the Company’s board of directors. Additionally, the USARE Lock-Up Holders are not permitted to, prior to one year after the Closing Date, transfer more than 50% of their USAR Lock-Up Shares, without the prior written consent of the Board. Notwithstanding the foregoing, in connection with the closing of the Merger, the Board released specified USARE Lock-Up Holders, generally the holders who were expected to own less than 0.2% of the Common Stock issued to all USARE Lock-Up Holders in the Merger, from the lock-up described above.

Pursuant to a Lock-Up Agreement, dated March 13, 2025, by and between the Company and Inflection Point Holdings II LLC (the “Sponsor”) and its permitted assigns agreed not to sell or otherwise dispose of 6.25 million shares of Common Stock (the “Sponsor Lock-Up Shares”) that were issued to the Sponsor in connection with the Merger Transactions in exchange for 6.25 million ordinary shares of IPXX issued to it prior to the Company’s initial public offering. Additionally, the Sponsor agreed that it would not, prior to one year after the Closing Date, transfer more than 50% of its Sponsor Lock-Up Shares, without the prior written consent of the Board.

12% Series A Convertible Preferred Stock

Preferred stock issued were designated as 12% Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company’s certificate of incorporation authorizes the Board to establish one or more series of preferred stock, which will be available for issuance without further action by the holders of Common Stock. 15.0 million shares of preferred stock have been designated as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $12.00 (the “Stated Value”).

Dividends: The Series A Preferred Stock accrues dividends daily at the rate of 12% per annum of the Stated Value (if paid in kind), plus the amount of previously accrued dividends paid in kind, or 10% per annum of the Stated Value (if paid in cash), plus the amount of previously accrued dividends. Such dividends will compound semi-annually.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 26

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Liquidation Preference: Upon any liquidation, the holders of Series A Preferred Stock will be entitled to receive out of the available proceeds (i) 100% of the Stated Value per share of Preferred Stock plus accumulated dividends (“Accrued Value”) or (ii) an amount per share that would be payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to the liquidation event. Thereafter, the holders of Series A Preferred Stock will be entitled to receive their pro-rata share of the remaining available proceeds available for distribution to stockholders, on an as-converted to Common Stock basis.

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

Conversion: Each share of Series A Preferred Stock is convertible into Common Stock at any time at the option of the holder at a rate equal to the Accrued Value, divided by the then-applicable conversion price. The conversion price is initially $12.00, subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to future issuances or sales of Common Stock at prices less than $10.00 per share. In addition, if the 20-day volume-weighted average price of the Common Stock on the twenty-first trading day following the date that is six months after the Closing Date is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $7.50. On May 2, 2025, the conversion price was reduced to $7.00.

Put Rights: Unless prohibited by applicable law governing distributions to stockholders, the Series A Preferred Stock is redeemable at the option of the holder commencing any time after the 5th anniversary of the Closing at a price equal to the Accrued Value.

Call Rights: Unless prohibited by applicable law governing distributions to stockholders, the Series A Preferred Stock shall be redeemable at the option of the Company commencing any time:

(a)prior to the 1st anniversary of the Closing at a price equal to the 150% of the Accrued Value,
(b)on or after the 1st anniversary but prior to the 2nd anniversary of the Closing at a price equal to 140% of the Accrued Value,
(c)on or after the 2nd anniversary of the Closing but prior to the 3rd anniversary of the Closing at a price equal to 130% of the Accrued Value,
(d)on or after the 3rd anniversary of the Closing but prior to the 4th anniversary of the Closing at a price equal to 120% of the Accrued Value,
(e)on or after the 4th anniversary of the Closing but prior to the 5th anniversary of the Closing at a price equal to 110% of the Accrued Value, or
(f)on or after the 5th anniversary of the Closing at a price equal to 100% of the Accrued Value.

In accordance with ASC 480-10-S99, the Company classified the Series A Preferred Stock subject to redemption in mezzanine equity as the redemption provisions are not solely within the control of the Company.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 27

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Warrants

The following table presents the number of potential shares of Common Stock that outstanding warrant holders may acquire as of June 30, 2025.

	Balance Sheet Classification	Exercise Price	Potential Common Stock Shares Issuable Upon Exercise (1)
		(In thousands, except for exercise price)
Investor Public Warrants	Equity	$11.50	12,369
Investor Private Warrants	Equity	$11.50	6,000
Series A Warrants (2) (3)	Liability	$7.00	6,130
Common Stock warrants (3)	Liability	$7.00	10,714
Prefunded warrants (3)	Liability	$0.0001	2,164
Total Warrants			37,377

(1)Amount presented is net of exercises.
(2)On March 13, 2025, the Company granted warrants to acquire approximately 23.8 million shares of Common Stock. On May 3, 2025, the exercise price of the outstanding Series A warrants was reduced from $12.00 to $7.00 due to the $75M PIPE (as defined below). The number of shares of Common Stock issuable related to the outstanding Series A warrants on May 3, 2025 was subsequently increased by approximately 171%.
(3)See the following section entitled “Private Investment in Public Entity Financing”.

Private Investment in Public Entity Financing

On May 2, 2025, the Company closed its private investment in public equity financing (the “$75M PIPE”) with a single institutional investor. Under the $75M PIPE agreement, the Company issued the following shares of Common Stock, Common Stock warrant, and Prefunded warrant:

	Common Stock Shares and Warrants Issued	Exercise Price
	(In thousands)
Common Stock shares	8,550
Common Stock warrants	10,714	$7.00
Prefunded warrants	2,164	$0.0001
In exchange for the above issuances, the Company received cash of $75.0 million. The $75M PIPE agreement specified that:
•exercisability of the Common Stock warrantCommon Stock and Prefunded warrant are contingent upon investor’s beneficial ownership of the Company, which may not exceed 9.99% at time of exercise;
•the Common Stock warrant will expire six (6) years from the initial exercise date;
•the Prefunded warrant does not expire;
•embedded put rights upon a Fundamental Transaction, as defined in the agreement;
•can be exercised in whole or in part;
•can only be exercised as long as the warrant is still outstanding; and
•other conditions and covenants as outlined in the agreement.

Upon closing of the $75M PIPE, the Company recognized a loss of $36.9 million on the value of the issued Common Stock shares, as the fair value of the related Common Stock warrant and Prefunded warrant on the issuance date exceeded the value of the financing received. The recognized loss on the value of the issued shares of Common Stock was recognized in (Loss) gain on fair market value of financial instruments on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2025, the Common Stock warrant remains unexercisable. See Note 4, “Fair Value Measurements – Private Investment in Public Entity Financing” for further information regarding the valuation of the $75M PIPE Common Stock warrant and Prefunded warrant.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 28

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Conversion of IPXX Warrants

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

USARE LLC Series A Investor Warrants

As a result of the Merger transaction closing, the USARE LLC Class A Units Purchase Warrants automatically converted into USAR Series A Investor Warrants. The USARE LLC Class A Units Purchase Warrants were previously classified as equity. As the legal form of the warrants changed as a result of the Merger, management reassessed the classification of the warrants.

The USAR Series A Investor Warrants provide for a Black-Scholes value calculation, as defined, in the event of certain transactions (“Fundamental Transactions,” as defined in the USAR Series A Investor Warrants), which includes a floor on volatility utilized in the Black-Scholes value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the USAR Series A Investor Warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the Condensed Consolidated Statement of Operations.

The activity related to the USARE LLC Class A Purchase Warrants to acquire USARE LLC Class A common units as of January 1, 2025, and changes during the six months ended June 30, 2025 are summarized as follows:

	Units	Weighted Average Exercise Price	Intrinsic Value
	(In thousands, except for exercise price)
Outstanding as of January 1, 2025	3,000	$12.00	$0
Issuance of warrants - additional Class A Preferred	2,279
Conversion to Series A Preferred Investor Warrant	(5,279)
Outstanding as of June 30, 2025	—

USARE LLC Warrants to Acquire Class B Common Units

The activity related to the USARE LLC warrants to acquire USARE LLC Class B common units as of January 1, 2025, and changes during the six months ended June 30, 2025 are summarized as follows:

	Units	Weighted Average Exercise Price	Intrinsic Value
	(In thousands, except for exercise price)
Outstanding as of January 1, 2025	8,315	$0.24	$16,000
Cashless exercise to class B Common Units	(8,315)
Outstanding as of June 30, 2025	—

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 29

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
USARE LLC Warrants to Acquire Class C Preferred Units

The activity related to the USARE LLC warrants to acquire USARE LLC Class C convertible preferred units as of January 1, 2025, and changes during the six months ended June 30, 2025 are summarized as follows:

	Units	Weighted Average Exercise Price	Intrinsic Value
	(In thousands, except for exercise price)
Outstanding as of January 1, 2025	1,949	$1.06	$1,956
Dividends	19	1.73
Cashless exercise to Common B Units	(1,968)
Outstanding as of June 30, 2025	—
USARE LLC Class B Common and Class C Convertible Preferred Units

Upon closing of the Merger, the following USARE LLC warrants to acquire Class B common and Class C convertible preferred units of USARE LLC were converted into shares of Common Stock using the treasury method of accounting on a cashless exercise basis and an exchange conversion ratio of approximately 0.204 shares of USAR Common Stock for each Class A unit of USARE LLC.

Shares
(In thousands)
USARE LLC Class B Common Warrants	1,521
USARE LLC Class C Convertible Preferred Warrants	379
Total USAR Common Stock	1,900

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 30

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 12. Equity-Based Compensation

Incentive Plans

2024 Omnibus Incentive Plan

The Company has reserved 13.0 million shares of Common Stock for issuance pursuant to the 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”), and the maximum number of units that may be issued pursuant to the vesting of incentive awards under the 2024 Incentive Plan is 13.0 million units, subject to certain adjustments. Each unit represents the right to receive one share of Common Stock. The Company has not granted any equity-based awards under the 2024 Incentive Plan as of June 30, 2025.

USARE LLC Incentive Plan

USARE LLC issued incentive units under the Amended and Restated Incentive Plan dated May 1, 2020 and the Second Amended and Restated Equity Incentive Plan dated August 26, 2022 and amended November 2, 2022 and February 10, 2024 (the “Legacy Incentive Plan”). The incentive units were intended to constitute “profit interests” within the meaning of the U.S. Internal Revenue Service (“IRS”) Revenue Procedures 93-27 and 2001-43 (or the corresponding requirements of any subsequent guidance promulgated by the IRS or other applicable law). The rights and preferences of the incentive units were defined in the respective incentive unit agreements. The Company did not forfeit or grant any new incentive units under the Legacy Incentive Plan as of the closing date of the Merger. In addition, no new grants will be awarded under this plan.

Valuation

USARE LLC utilized an independent valuation company to estimate the fair value of the underlying equity units into which the incentive units granted under the Legacy Incentive Plan would be converted. During the year ended December 31, 2024, the Company then used this valuation in a Black-Scholes pricing model to determine the fair value of the incentive units granted. The Black-Scholes pricing method is considered to be a Level 3 fair value measurement requiring highly judgmental assumptions including expected volatility. The expected volatility was estimated by taking the average historical price volatility for industry peers, consisting of several public companies in its industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards. USARE LLC recognized the associated costs across the vesting period using the straight-line method. All outstanding and unvested incentive units under the Legacy Incentive Plan vested upon the closing of the Merger and unrecognized equity-based compensation expense of incentive units vested on that date of $0.2 million was recognized.

Compensation Expense

The following table presents the compensation expense under the Legacy Incentive Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Incentive units	$—	$(38)	$441	$259
Class A units (1)	—	(277)	841	(225)
Total	$—	$(315)	$1,282	$34

(1)In the three months ended March 31, 2025, USARE LLC recorded equity-based compensation for issuance of its Class A Units to certain consultants immediately prior to the Closing Date of the Merger pursuant to existing bonus agreements. In the three and six months ended June 30, 2024, USARE LLC recorded the forfeiture of equity-based compensation of its former CEO.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 31

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
The following table presents the activity related to the incentive units as of June 30, 2025, and changes during the six months ended June 30, 2025.

	Units	Weighted Average Distribution Threshold (1)	Intrinsic Value (2)
	(In thousands, except for weighted average distribution threshold)
Outstanding at January 1, 2025	39,185	$0.97	$46,152
Conversion to USARE LLC Class A units	(39,185)	$0.97
Outstanding at June 30, 2025	—

(1)The distribution threshold amount refers to the value that would need to be exceeded before the holder would receive any consideration upon a liquidation event.
(2)The intrinsic value is calculated based upon the fair value of the incentive units as of the reported date.

Conversion of Incentive Units – Upon closing of the Merger, all outstanding incentive units were considered fully vested and converted into approximately 4.55 million shares of Common Stock using the treasury method of accounting on a cashless exercise basis and an exchange conversion ratio of approximately 0.204 shares of Common Stock for a share of Common Stock of USARE LLC.

Vesting Period of Incentive Units – USARE LLC utilized different vesting periods, generally ranging from one year to three years, depending on the specifics of the grant. In case of a change in control, unless otherwise expressly provided in the participant’s award agreement, the units would become 100% vested and any restrictions and limitations applicable to the participant’s incentive units would lapse and such incentive units would become fully transferable.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 32

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 13. Government Grants

The Company has government grants for the purchase or construction of long-lived assets. The Company presents grants received related to long-lived assets as a non-current deferred grants liability on the Condensed Consolidated Balance Sheets and recognizes revenue through profit or loss over the useful life of the underlying assets.
Tax Incremental Financing

On June 6, 2022, the Company executed a Tax Increment Financing Agreement (the “TIF Agreement”) with the Stillwater Economic Development Authority (the “Authority”), a public trust having as its beneficiary the City of Stillwater, Oklahoma (the “City”), whereby the Authority will provide upfront development financing assistance to the Company of up to $7.0 million for the development of the Stillwater Facility (the “Upfront Assistance”). Additionally, entry into the TIF Agreement made USARE LLC eligible to receive a manufacturing and research and development Ad Valorem Tax Exemption for a period of five years and thereafter requires the Authority to disburse to the Company 90% of the incremental Ad Valorem taxes generated by the Ad Valorem taxes assessed against the Stillwater Facility and paid by the Company. Under the terms of the TIF Agreement, among other things, the Company is required to complete the Stillwater Facility and in doing so to make an investment of approximately $140.0 million and to employ a specified number of employees at specified levels of median compensation at various stages of the development. Subject to agreed extensions, USARE LLC is also required to commence certain phases of the development of the Stillwater Facility by no later than March 31, 2026 and complete that advanced development by no later than June 30, 2027. Should the Company default on its obligations under the Stillwater Redevelopment Agreement, the Authority may terminate the agreement and make demand for immediate repayment in full of the Upfront Assistance.

As of June 30, 2025 and December 31, 2024, the Company recorded $7.0 million of deferred grant income related to cash received to date as part of the TIF Agreement, all of which is noncurrent as a component of Deferred grants. As of June 30, 2025, the Company has not recognized any of the deferred grant income amounts in profit or loss related to the TIF Agreement as the associated long-lived assets requirement and employment obligations have not been met. The Company filed the Ad Valorem Tax Exemption application for the year ending December 31, 2023, in March of 2023. Approval was received November 14, 2023 from the Stillwater Economic Development Authority for the Five-Year Ad Valorem Tax Exemption. As such, the Company has not incurred any real and personal ad valorem taxes to date.

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

During 2022, the Company incurred qualifying costs that exceeded the cumulative $2.0 million threshold specified in the contract. The total award of $1.2 million was requested and received by the Company on April 6, 2022 and was recorded as deferred grant income at the time, which will be recognized over the useful life of the related assets once placed in service.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 33

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Jobs Program

In 2022, the Company was accepted for the Oklahoma Quality Jobs Program (“Jobs Program”), an incentive that provides qualifying companies quarterly cash rebates of up to 5.0% of the wages paid for new direct jobs created by the Company for a period of up to 10 years, with a maximum payout of approximately $2.8 million, subject to the Company fulfilling certain obligations pursuant to an agreement between USA Rare Earth Magnets, LLC, a subsidiary of the Company, and the State of Oklahoma, dated December 19, 2022 (the “Jobs Program Agreement”), including that the Company must meet or exceed applicable payroll and employee headcount requirements and that the Company maintain operations in Oklahoma for a specified period. The Company is eligible to make claims under the Jobs Program; however, as of June 30, 2025, no claims have been submitted and the Company has not yet recognized any reductions in payroll expense related to the Jobs Program. The Company is expecting to apply for claims by the end of 2025 for eligible quarters, as terms of the Jobs Program Agreement require that the first claim be made on or prior to January 1, 2026.

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

The difference between the effective tax rate of zero percent and the U.S. federal statutory rate of 21.0% for the three and six months ended June 30, 2025 and 2024 was due to changes in the valuation allowance, which entirely offsets the Company’s net deferred tax assets. As of June 30, 2025, the Company determined that, based on an evaluation of the Company’s history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of the Company’s deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 34

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements(Unaudited)
Note 15. Net Loss per Share

The following table sets forth the computation of the numerator and denominator for net loss per share attributable to holders of Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except for per share amounts)
Numerator
Net loss attributable to common stockholders	$(142,506)	$(2,597)	$(90,674)	$(7,069)

Denominator
Weighted average shares outstanding - basic	92,769	59,425	91,598	59,319
Weighted average shares outstanding - diluted	92,769	59,425	91,598	59,319

Net loss per share attributable to common stockholders
Basic	$(1.54)	$(0.04)	$(0.99)	$(0.12)
Diluted	$(1.54)	$(0.04)	$(0.99)	$(0.12)

The following table presents categories of shares that are excluded from the diluted per share computation as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Shares in thousands)
Preferred Stock	6,595	—	6,595	—
Series A warrants	6,130	—	6,130	—
Earnout shares	10,100	—	10,100	—
Investor warrants	18,369	—	18,369	—
USARE LLC Class B Convertible warrants	—	2	—	2
Common Stock warrants	10,714	—	10,714	—
Incentive units	—	8	—	8
Total	51,908	10	51,908	10

Note 16. Segment Reporting

The Company operates in a single reportable operating segment; that segment being the vertically integrated, domestic rare earth element magnet production supply chain. The Company’s chief operating decision makers review financial information on an aggregate basis for evaluating financial performance. Through December 16, 2024, the Company’s Board of Managers were the chief operating decision makers. Since December 17, 2024, the Company’s chief operating decision maker is its chief executive officer.

Note 17. Subsequent Events

On August 5, 2025, the Company announced that it has signed a joint development agreement (“JDA”) with ePropelled, Inc. (“ePropelled”), a global leader in advanced propulsion and energy management technologies, to develop a strategic supply and purchase relationship of the Company’s sintered neo magnets for use in ePropelled’s state-of-the-art motors, which are used in a multitude of uncrewed air, land, and sea vehicles (commonly referred to as “drones”).

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 35

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

USA Rare Earth, Inc. (“USAR”), is a company with a mission to establish a vertically integrated, domestic rare earth magnet supply chain that supports the future state of energy, mobility, and national security in the United States (“U.S.”). We are developing our Stillwater Facility, located in Stillwater, Oklahoma, and via our Round Top Project, intend to establish domestic rare earth and critical minerals supply, extraction, and processing capabilities to both supply our magnet manufacturing plant at Stillwater and market surplus materials to third parties. Rare earth magnets are critical to various business sectors and industries, including the defense, automotive, aviation, artificial intelligence (also referred to as “AI”) robotics, industrial, medical and consumer electronics industries, among others. Our vertically integrated approach – from sourcing rare earth elements (“REE”), in addition to other critical minerals such as gallium, to producing finished sintered Neodymium Iron Boron (“NdFeB“ or “neo”) magnets – assists in strengthening the U.S.’s control over critical supply chains such as the supply of rare earth minerals and magnets and thus reduce domestic reliance on foreign, particularly Chinese, imports. We believe our focus on developing domestic rare earth production aligns with national priorities, offering the future potential of a sustainable and secure domestic supply of materials critical to key industries. We have been in the exploration and research stages since our formation and have not yet realized any revenues from our planned operations.

Our Business Model

We acquired the land at Stillwater, Oklahoma, and other assets that together comprises our Stillwater Facility. Our Stillwater Facility will be used to research, develop and produce neo magnets of which we are currently in the process of completing our magnet production capabilities which is necessary for the initial production of neo magnets.

We control certain mining rights to Round Top Mountain, which is located near Sierra Blanca, Texas, that contains the Round Top Mountain deposit, the mining, and the extraction of rare earth minerals which comprises our Round Top Project. We have not yet begun to extract any minerals from the Round Top Mountain deposit. The development of the Round Top Project involves a high degree of financial risk and uncertainty.

We have not yet commenced production in connection with either our Round Top Project or our Stillwater Facility and, consequently, we do not currently have any operating income or cash flows. Accordingly, we do not currently generate, nor have we realized to date, any revenues.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 36

Recent Developments

Private Investment in Public Entity Financing

On April 29, 2025, we entered into an amended and restated securities purchase agreement with a purchaser for the private placement of (i) 8.55 million shares of our common stock, (ii) a pre-funded warrant to purchase an aggregate of 2.2 million shares of our common stock at an exercise price of $0.0001 per share, and (iii) a warrant to purchase an aggregate of 10.7 million shares of our common stock at an exercise price of $7.00 per share, for aggregate gross proceeds of $75.0 million (“$75M PIPE”). The Company intends to use the net proceeds for working capital and general corporate purposes. The $75M PIPE offering closed on May 2, 2025. See Note 4, “Fair Value Measurements – Private Investment in Public Entity Financing” for valuation of each component under the $75M PIPE and Note 11, “Mezzanine and Stockholders' Equity – Private Investment in Public Entity Financing” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on the specifics of the $75M PIPE.

Forward Purchase Agreements

On March 11, 2025, we entered into a Forward Purchase Agreement (“FPA”) with three (3) separate investors pursuant to which the investors agreed to hold up to a total of approximately 1.89 million publicly held shares of our common stock.

On various dates during the quarter ended June 30, 2025, the FPA investors exercised their rights under the FPAs and sold the entire 1.89 million FPA shares held. Upon the early termination, the FPA investors remitted cash in the amount of $20.8 million. See Note 3, “Merger Transaction” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on the FPA.

Investor Warrants and Series A Warrants

On various dates during the quarter ended June 30, 2025, investors exercised 0.13 million Investor warrants and 2.92 million Series A warrants for Common Stock, in which we received a cash payment of $1.5 million and $20.4 million, respectively.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 37

Results of Operations

We have no operating revenues. We are dependent on equity or other external financings to fund our pursuit and development of our consolidated business plans (including magnet production at our Stillwater Facility), to fund our mineral exploration and evaluation operations, our evaluation and intended development of the Round Top Project (collectively, our “R&D” costs), selling, general and administrative (“SG&A”) costs, interest expense and other costs. As a result, we expect to incur operating losses until such time as either (i) the Stillwater Facility is fully completed and operational to the extent that it generates net profits, or (ii) an economic mineral resource is identified, developed and put into profitable commercial production at the Round Top Project.

The following table set forth our results of operations, the amount of change, and percent of change between the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(In thousands, except for percentages)
Operating expenses:
Selling, general and administrative	$6,227	$1,286	$4,941	380.0%	$13,256	$3,933	$9,323	240.0%
Research and development	2,577	1,725	852	50.0%	4,266	3,776	490	10.0%
Total operating expenses	$8,804	$3,011	$5,793	190.0%	$17,522	$7,709	$9,813	130.0%

Other income (expense):
Interest and dividend	$765	$45	$720	NM	$952	$154	$798	NM
(Loss) gain on fair market value of financial instruments	(134,662)	229	(134,891)	NM	(74,362)	230	(74,592)	NM
Interest expense and other income (loss), net	(12)	(82)	70	(90.0)%	(99)	(166)	67	(40.0)%
Total other income (loss), net	$(133,909)	$192	$(134,101)	NM	$(73,509)	$218	$(73,727)	NM

NM    Percent change is not meaningful

Comparison of the three months ended June 30, 2025 and 2024

Selling, general and administrative. The increase in SG&A expenses of $4.9 million was primarily due to an increase in litigation settlement of $1.8 million, consulting costs of $1.2 million, legal services of $0.6 million related to the post-merger activities, and an increase in other costs of $1.3 million.

Research and development. The increase in R&D expenses of $0.9 million was primarily due to an increase in consulting fees related to feasibility studies.

Other income and expense.
•Interest and dividend income. The increase in interest and dividend income was primarily due to higher balances in our money market funds.
•Change in fair market value of financial instruments. The change in fair market value of financial instruments was primarily due to the day one loss of the Common Stock component under the $75M PIPE, and the increase in fair value of our Earnout and Series A warrant liabilities, and the fair value of the Common Stock and Prefunded warrant liabilities, resulting in a net loss on the fair market value of financial instruments.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 38

Comparison of the six months ended June 30, 2025 and 2024

Selling, general and administrative. The increase in SG&A expenses of $9.3 million was primarily due to an increase in merger-related transaction bonuses and other consulting costs of $2.9 million, legal services of $2.5 million related to the pre-merger and post-merger activities, litigation settlement of $1.8 million, equity based compensation costs of $0.9 million, marketing costs of $0.8 million, and an increase in employee, recruiting costs and travel expenses of $0.4 million.

Research and development. The increase in R&D expenses of $0.5 million was primarily due to an increase in consulting fees related to feasibility studies and employee costs, partially offset by lower insurance and other costs.

Other income and expense.
•Interest and dividend income. The increase in interest and dividend income was primarily due to higher balances in our money market funds.
•Change in fair market value of financial instruments. The change in fair market value of financial instruments was primarily due to the day one loss of the Common Stock component under the $75M PIPE, and the increase in fair value of our Series A warrant liability.

Liquidity and Capital Resources

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

We have generated no revenues since inception, continue to incur losses from operations, and have an accumulated deficit. Although there is sufficient cash to cover our operating needs for the next 12 months, in order to achieve our current plan to manufacture and sell commercial products, we are dependent upon our ability to raise additional capital and to control operating expenses.

For the six months ended June 30, 2025, we had a net loss of $91.0 million, which included a non-cash fair value loss on financial instruments of $74.4 million. For the six months ended June 30, 2025, net cash used in operating activities was $18.2 million.

We consider cash equivalents to be highly liquid investments purchased with original maturities of three months or less. As of June 30, 2025, we had $121.8 million in cash and cash equivalents. In addition, during the three and six months ended June 30, 2025, investors exercised 0.13 million Common Stock Warrants and 2.92 million Series A Investor Warrants, of which the Company received cash of $1.5 million and $20.4 million, respectively, and for the six months ended June 30, 2025, we recognized interest and dividend income of approximately $1.0 million. Although we had sufficient cash on our balance sheet and sufficient flow of cash from the $75M PIPE financing, exercise of warrants, and interest income on our cash balances to handle our operations over the next 12 months, we will still need to raise additional capital to implement our current strategic plan and to purchase raw material inventory to achieve our revenue projections and positive cash flows.

Based on our need to raise additional capital, as well as milestones required for our current strategic plan to generate sustainable commercial revenues, there is substantial doubt regarding our ability to continue as a going concern for the twelve months following the issuance of these Condensed Consolidated Financial Statements.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 39

Cash Flows

	Six Months Ended June 30,
	2025	2024	Change
	(In thousands)
Net cash used in operating activities	$(18,238)	$(8,277)	$(9,961)
Net cash used in investing activities	(6,297)	(1,055)	(5,242)
Net cash provided by (used in) financing activities	129,565	(572)	130,137

Operating Activities. The $10.0 million increase in net cash used in operating activities, as compared to the comparable period of the prior year, was primarily due to an increase of $5.7 million net loss adjusted for non-cash items, such as the non-cash loss of $74.6 million related to the day one loss under the valuation of the $75M PIPE, the change in fair value of outstanding financial instruments, and a non-cash litigation settlement of approximately $1.7 million, and an increase in cash used for accounts payable and prepaid insurance.

Investing Activities. The $5.2 million increase in cash used in investing activities, as compared to the comparable period of the prior year, was primarily due to additional investments made for property, plant and equipment as we execute our strategic business plan and continue to build the manufacturing process at our Stillwater Facility.

Financing Activities. The $130.1 million increase in cash provided by financing activities, as compared to the comparable period of the prior year, is primarily due to the $75M PIPE financing activities, contributions from the Merger, and exercises of warrants. See Note 3, “Merger Transaction” of the notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, for further discussion of amounts received from financing activities and Merger transactions.

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

The magnet technology industry is still in its infancy in the U.S., and thus the technology, processes, and capabilities are still being developed. The magnet facility requires substantial capital commitment to complete and there may be unanticipated costs or delays associated with the construction. Our plan for producing magnets are based on certain estimates and assumptions we have made about our business over the next few years, including the ability to obtain the equipment and materials needed to produce magnets on a timely basis from third party vendors. Due to rapidly rising demand, there is also a risk that substitute products will become available and reduce the need for our type of high-performance magnet.

We have not yet established that the Round Top Mountain deposit contains any commercially exploitable quantities of proven and probable mineral reserves, and we may not be able to do so. Even if the Company does eventually establish commercially exploitable quantities of mineral reserves, the Round Top Mountain deposit may not be developed into a producing mine and the Company may not be able to extract those minerals economically. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines. The commercial viability of an established mineral deposit will depend on several factors including the size, grade, and other attributes of the mineral deposit, as well as proximity of the deposit to infrastructure, government regulation, and market prices, among other things. Most of these factors will be beyond the Company’s control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 40

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

See Note 1, “Organization” and Note 2, “Summary of Significant Accounting Policies” of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a discussion of our going concern assessment and a description of our critical and other significant accounting policies, respectively.

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

We expect to retain our emerging growth company status until the earliest of:
•The end of the fiscal year in which our annual revenues exceed $1.235 billion;
•The end of the fiscal year in which the fifth anniversary of our public company registration has occurred;
•The date on which we have issued more than $1.0 billion in non-convertible debt during the previous three-year period; or
•The date on which we qualify as a large accelerated filer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 41

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined under Rules 13a-15(e) of the Exchange Act. Our disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 42

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 8, “Commitments and Contingencies–Litigation“ of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025, as supplemented by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K and as supplemented by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Adoption of Severance Plan

On August 11, 2025, the Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board (the “Compensation Committee”) approved the USA Rare Earth, Inc. Severance and Change of Control Protection Plan (the “Severance Plan”), pursuant to which the Company’s executive officers and certain senior management employees, as determined by the Compensation Committee (the “Eligible Participants”) may be eligible for certain severance benefits. Pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without cause or the Eligible Participant resigns for good reason in each case, not in connection with a change in control (all as defined in the Severance Plan) and subject to the effectiveness of a separation agreement including a general release of claims, the Eligible Participant is entitled to the following: (i) for the CEO, 12 months of base salary and 12 months of COBRA coverage and (ii) for all other Eligible Participants 6 months of base salary and 6 months of COBRA coverage, and for both the CEO and other Eligible Participants, acceleration of the next tranche of outstanding equity awards at the time of termination, with performance awards vesting based on target performance.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 43

Pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without cause or the Eligible Participant resigns for good reason in each case, in connection with a change in control and subject to the effectiveness of a separation agreement including a general release of claims, the Eligible Participant is entitled to the following: (i) for the CEO, 1.5 times the sum of his annual base salary and target bonus, 18 months of COBRA coverage, and (ii) for all other Eligible Participants 1 times the sum of their annual base salary and target bonus, 12 months of COBRA coverage, and for both the CEO and other Eligible Participants, acceleration of outstanding equity awards at the time of termination, with performance awards vesting based on target performance, and six months of outplacement services.

The foregoing description of the Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text thereof, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Founder and Annual Equity Grants

On August 11, 2025, the Board and Compensation Committee approved grants of certain time-based vesting equity awards in the form of restricted stock units (“RSUs”) to the Company’s executive officers among others in order to enable the Company to retain and reward such individuals for their efforts that will support the sustained progress and growth of the Company. For the Company’s named executive officers, effective as of the first day of the open trading window, the Chief Executive Officer, Joshua Ballard, was awarded 90,992 RSUs vesting ratably over a two-year period and 181,984 RSUs vesting ratably over a three-year period; the Chief Financial Officer, William Robert Steele Jr., was awarded 90,992 RSUs vesting ratably over a two-year period and 90,992 RSUs vesting ratably over a three-year period; and the Company’s Chief Legal Officer, David Kronenfeld, was awarded 27,298 RSUs vesting ratably over a two-year period, 40,947 RSUs vesting ratably over a three-year period, and 18,199 RSUs vesting in May 2026.

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 44

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of USA Rare Earth, Inc.	8-K	001-41711	3.2	3/19/2025
3.2	USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock.	8-K	001-41711	3.4	3/19/2025
3.3	Certificate of Amendment, dated May 1, 2025, to USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock.	8-K	001-41711	3.2	5/5/2025
4.1	Form of Warrant issued to each Series A Investor.	8-K	001-41711	4.4	3/19/2025
4.2	Form of Warrant issued to PIPE Investors.	10-Q	001-41711	4.2	5/15/2025
4.3	Form of Waiver to Warrants issued to Series A Investors and PIPE Investors.	8-K	001-41711	4.5	5/5/2025
4.4	Common Stock Purchase Warrant, dated May 2, 2025	8-K	001-41711	4.1	5/5/2025
4.5	Pre-Funded Common Stock Purchase Warrant, dated May 2, 2025	8-K	001-41711	4.2	5/5/2025
10.1	Amended and Restated Securities Purchase Agreement, dated as of April 29, 2025, by and between USA Rare Earth, Inc. and the investor named therein.	8-K	001-41711	10.1	5/5/2025
10.2	Registration Rights Agreement, dated as of May 2, 2025, by and between USA Rare Earth, Inc. and the investor named therein.	8-K	001-41711	10.5	5/5/2025
10.3*	Severance and Change of Control Protection Plan
10.4*	Form of RSU Agreement for Officers and Employees
10.5*	Form of RSU Agreement for Certain Officers and Employees
10.6*	Form of RSU Agreement for Directors
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Rare Earth, Inc.

Date:	August 11, 2025	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2025	By:	/s/ WILLIAM ROBERT STEELE JR.
William Robert Steele Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

USA Rare Earth, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 46