Form 10-Q
period 2025-09-30
USA Rare Earth, Inc.
filed 2025-11-06
CIK 1970622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(813) 867-6155
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	USAR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock, at an exercise price of $11.50 per share	USARW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
As of October 31, 2025, there were 132,638,561 shares of the registrant’s Common Stock outstanding, $0.0001 par value and 1,602,257 shares of 12% Series A Cumulative Convertible Preferred Stock, $0.0001 par value, .

USA RARE EARTH, INC.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of our magnet production facility and timing of expected milestones, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•development of our magnet production facility, the timing of expected production milestones and associated costs;
•the expected timing and likelihood of completing the proposed acquisition (the “LCM Acquisition”) of Indian Ocean Rare Metals Pte Ltd (“IORM”) and its operating subsidiary, Less Common Metals Ltd. (“LCM”);
•the ability to realize the benefits expected from the LCM Acquisition;
•proceeds that will be received as a result of the exercise of outstanding warrants to purchase common stock;
•demand for magnets from our production facility once it is operational;
•access to and ability to process raw materials for magnet production, including through swarf processing and development of the Round Top project;
•development of the Round Top project, including timing of key milestone and associated costs;
•the ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;
•the future financial performance of USA Rare Earth, Inc. (“USAR”);
•the ability to retain or recruit key personnel;
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
•that USAR has generated negative operating cash flows and may experience negative cash flow from operations in the future and that USAR may not be able to generate positive cash flows from its expected future business operations, and USAR’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 have been prepared on a going concern basis;
•risks related to the development of our magnet production facility and the timing of expected production milestones and the timing and amount of future production, including any time delays, unforeseen expenses, increased capital costs, negative tariff implications, and other complications;

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | i

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
•changes in China’s or the United States’ political environment and policies;
•reductions in the Company’s stock price which may, among other things, reduce the number of warrants that are exercised prior to their redemption;
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
•the impacts of climate change;
•possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims, employee claims and claims related to the LCM Acquisition;
•any infringement of the intellectual property rights of third parties;
•failure to adequately protect intellectual property rights;
•issues with information technology systems, including cyber threats, disruption, damage and failure;
•use of resources and management attention related to the requirements of being a public company in the United States;
•inability to obtain regulatory approvals required for the LCM Acquisition (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the LCM Acquisition);

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | ii

•an event, change or other circumstance could give rise to the termination of the LCM Acquisition, including the inability to satisfy any of the closing conditions under the definitive agreement governing the LCM Acquisition;
•delays in the completion of the LCM Acquisition;
•failure to integrate LCM successfully, costs or difficulties associated with that integration, or failure to realize the expected benefits of the LCM Acquisition when anticipated or at all;
•diversion of management time from ongoing business operations and opportunities as a result of the LCM Acquisition;
•adverse reactions or changes to business or employee relationships from the announcement or completion of the LCM Acquisition; and
•LCM’s ability to retain its customers and suppliers and the combined company’s ability to build or maintain relationships with customers and suppliers.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

USA Rare Earth, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024*
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$257,609	$16,761
Deferred offering costs	—	5,134
Prepaid expenses and other current assets	1,268	378
Total current assets	258,877	22,273
Property, plant and equipment, net	40,648	26,529
Mineral interests	17,339	17,125
Equipment deposits	6,073	3,060
Lease right-of-use assets	355	30
Other non-current assets	33	52
Total assets	$323,325	$69,069
LIABILITIES, MEZZANINE AND STOCKHOLDERS' (DEFICIT) EQUITY
Liabilities
Current liabilities
Accounts payable	$1,829	$1,823
Accrued liabilities	13,424	3,071
Derivative liability	—	1,164
Notes payable	—	831
Finance and operating leases, current	426	23
Other	—	13
Total current liabilities	15,679	6,925
Deferred grants	8,200	8,200
Finance and operating leases, non-current	884	—
Earnout liabilities	166,087	—
Warrant liabilities	177,785	—
Total liabilities	368,635	15,125
Commitments and contingencies (Note 8)
Mezzanine equity
12% Series A Cumulative Convertible Preferred Stock subject to possible redemption	13,272	21,173
Subscription receivable	—	(1,250)
Total mezzanine equity	13,272	19,923
Stockholders' (deficit) equity
Common Stock	11	6
Additional paid-in-capital	276,615	104,244
Accumulated deficit	(337,180)	(72,872)
Non-controlling interest	1,972	2,643
Total stockholders' (deficit) equity	(58,582)	34,021
Total liabilities, mezzanine equity, and stockholders' (deficit) equity	$323,325	$69,069

*  Recast
See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 1

USA Rare Earth, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024*	2025	2024*
	(in thousands, except per share)
Operating expenses:
Selling, general and administrative	$11,410	$797	$24,666	$4,730
Research and development	4,451	1,162	8,717	4,938
Total operating expenses	15,861	1,959	33,383	9,668
Loss from operations	(15,861)	(1,959)	(33,383)	(9,668)

Other (expense) income, net:
Interest and dividend income	1,310	23	2,262	177
(Loss) gain on fair market value of financial instruments	(142,426)	135	(216,788)	365
Interest expense and other income (loss), net	(17)	(207)	(116)	(373)
Total other (expense) income, net	(141,133)	(49)	(214,642)	169
Net loss	(156,994)	(2,008)	(248,025)	(9,499)
Net loss attributable to non-controlling interest	(314)	(139)	(671)	(561)
Net loss attributable to USA Rare Earth, Inc.	$(156,680)	$(1,869)	$(247,354)	$(8,938)

Net loss per share attributable to USA Rare Earth, Inc.:
Basic and diluted	$(1.64)	$(0.03)	$(2.83)	$(0.15)

Number of shares used in per share calculations:
Basic and diluted	102,589	59,497	95,609	59,429

*  Recast

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 2

USA Rare Earth, Inc.
Condensed Consolidated Statements of Mezzanine Equity

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares (1)	Amount (1)
	(In thousands)
12% Series A Cumulative Convertible Preferred Stock
Beginning balance	3,714	$25,242	2,739	$21,173
USARE LLC Convertible Preferred unit dividends	—	—	84	1,082
Issuance of preferred stock and warrants, net of issuance costs	—	—	2,279	11,745
Forgiveness of related party promissory note	—	—	131	1,527
Deferred offering costs	—	—	—	(3,237)
Deemed dividend and accretion to redemption value	—	11,397	—	23,073
Conversions	(1,854)	(23,367)	(3,373)	(42,091)
Ending balance	1,860	$13,272	1,860	$13,272

Subscription Receivable
Beginning balance		$—		$(1,250)
Forgiveness of related party promissory note		—		1,250
Ending balance		$—		$—

Total Mezzanine Equity
Beginning balance		$25,242		$19,923
Ending balance		13,272		13,272

(1)Beginning balance amounts are recast as of January 1, 2025. The shares of the Company’s preferred stock prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger.

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 3

USA Rare Earth, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares (1)	Amount (1)
	(In thousands)
Common Stock
Beginning balance	96,189	$10	60,091	$6
Transaction bonus	—	—	78	—
Extinguishment of note payable	—	—	140	—
USARE LLC Convertible Preferred unit dividends	—	—	182	—
Reverse recapitalization merger	—	—	21,461	2
Conversion of 12% Series A Cumulative Convertible Preferred Stock	3,338	—	5,948	—
Exercise of warrants	5,816	—	8,867	1
PIPE financing	8,333	1	16,883	2
Other issuances	157	—	183	—
Ending balance	113,833	$11	113,833	$11

Additional Paid-In Capital
Beginning balance		$46,270		$104,244
Equity-based compensation - incentive units		3,209		3,450
Transaction bonus		—		841
Extinguishment of note payable		—		1,506
USARE LLC Convertible Preferred unit dividends		—		(1,082)
Issuance of preferred stock and warrants, net of issuance costs		—		5,367
Deferred offering costs		—		(4,234)
Deemed dividend - preferred accretion to redemption value		(11,397)		(23,073)
Reverse recapitalization merger		—		27,718
Earnout liability		—		(99,639)
Conversion of Series A warrants into liability-classified warrants		—		(34,612)
Warrant exercises		93,161		131,630
Conversions of 12% Series A Cumulative Convertible Preferred Stock		23,367		42,091
Forward purchase agreements prepayment		—		(351)
Early termination of forward purchase agreements		—		399
Accretion of forward purchase agreements		—		2
PIPE financing		119,904		119,904
Common stock issuance		2,101		2,454
Ending balance		$276,615		$276,615

Subscription Receivable
Beginning balance		$—		$—
Forward purchase agreements prepayment		—		(20,389)
Early termination of forward purchase agreements		—		20,391
Accretion of forward purchase agreements		—		(2)
Ending balance		$—		$—

Accumulated Deficit
Beginning balance		$(180,500)		$(72,872)
Reverse recapitalization merger		—		(16,954)
Net loss attributable to USA Rare Earth, Inc.		(156,680)		(247,354)
Ending balance		$(337,180)		$(337,180)

Non-Controlling Interest
Beginning balance		$2,286		$2,643
Net loss attributable to non-controlling interest		(314)		(671)
Ending balance		$1,972		$1,972

Total Stockholders’ (Deficit) Equity
Beginning balance (1)		$(131,934)		$34,021
Ending balance		(58,582)		(58,582)

(1)Beginning balance amounts are recast as of January 1, 2025. The shares of the Company’s common stock prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger.

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 4

USA Rare Earth, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(cont’d)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Units (1)	Amount	Units (1)	Amount
	(In thousands)
Common Stock
Beginning balance (as previously reported)			—	$—
Retroactive application of recapitalization			59,213	6
Beginning balance (as adjusted)	59,640	$6	59,213	6
USARE LLC Convertible Preferred Stock Class C and C-1 dividends	224	—	651	—
Ending balance	59,864	$6	59,864	$6

Common Units Class A
Beginning balance (as previously reported)			206,520	$3,704
Retroactive application of recapitalization			(206,520)	(3,704)
Beginning balance (as adjusted) and ending balance			—	$—

Common Units Class B
Beginning balance (as previously reported)			20,779	$3,189
Retroactive application of recapitalization			(20,779)	(3,189)
Beginning balance (as adjusted) and ending balance			—	$—

Convertible Preferred Units Class C
Beginning balance (as previously reported)			54,592	$73,079
Retroactive application of recapitalization			(54,592)	(73,079)
Beginning balance (as adjusted) and ending balance			—	$—

Convertible Preferred Units Class C-1
Beginning balance (as previously reported)			7,861	$13,404
Retroactive application of recapitalization			(7,861)	(13,404)
Beginning balance (as adjusted) and ending balance			—	$—

Additional Paid-In Capital
Beginning balance (as previously reported)				$—
Retroactive application of recapitalization				93,370
Beginning balance (as adjusted)		$96,991		93,370
Equity-based compensation		158		192
Issuance of warrants		6,283		6,897
Convertible Preferred dividends		(446)		2,527
Ending balance		$102,986		$102,986

Accumulated deficit
Beginning balance (as previously reported)				$(54,223)
Retroactive application of recapitalization				—
Beginning balance (as adjusted)		$(64,243)		(54,223)
USARE LLC Convertible Preferred dividends		28		(2,945)
Dilution of non-controlling interest		9		31
Net loss		(1,869)		(8,938)
Ending balance		$(66,075)		$(66,075)

Non-controlling interest
Beginning balance (as previously reported)				$3,331
Retroactive application of recapitalization				—
Beginning balance (as adjusted)		$2,887		3,331
Dilution of non-controlling interest		(9)		(31)
Net loss		(139)		(561)
Ending balance		$2,739		$2,739

Total stockholders’ equity
Beginning balance (as adjusted)		$35,641		$42,484
Ending balance		39,656		39,656

(1)The shares of the Company’s common stock, common stock units and preferred stock units prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger.

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 5

USA Rare Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024*
	(In thousands)
Cash flows from operating activities:
Net loss	$(248,025)	$(9,499)
Adjustments to reconcile net loss to cash used in operating activities
Equity-based compensation	4,291	192
Depreciation	243	229
Amortization of right of use assets	241	128
Amortization of discount on note payable	—	149
Loss (gain) on fair market value of financial instruments	216,788	(365)
Other non-cash adjustments	2,491	39
Changes in operating assets and liabilities:
Prepaid and other assets	(1,097)	(87)
Accounts payable	(3,403)	944
Accrued and other liabilities	7,864	(1,100)
Lease liability	(480)	(117)
Net cash used in operating activities	(21,087)	(9,487)

Cash flows from investing activities:
Capital expenditures and equipment deposits	(13,398)	(2,256)
Other	—	(213)
Net cash used in investing activities	(13,398)	(2,469)

Cash flows from financing activities:
Proceeds from issuance of USARE LLC Preferred Series A-1 and A-2 units, and warrants	15,250	25,500
Proceeds from issuance of USARE LLC Preferred Series A units, and warrants	8,000	—
Payment of issuance cost for USARE LLC Preferred Series A, and warrants	(400)	—
Payment of issuance cost for USARE LLC Convertible Preferred Class C-1 units	—	(541)
IPXX contribution of capital through merger	22,867	—
Prepayment of Forward Purchase Agreements	(20,789)	—
Proceeds from termination of Forward Purchase Agreements	20,789	—
Payment of securities issuance costs	(8,281)	(3,214)
Proceeds from issuance of common stock and warrants under PIPE financing, net	190,077	—
Proceeds from exercise of warrants	47,531	—
Financed leases	289	—
Net cash provided by financing activities	275,333	21,745

Net change in cash and cash equivalents	240,848	9,789
Cash and cash equivalents, beginning of year	16,761	13,199
Cash and cash equivalents, end of period	$257,609	$22,988

Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable, accrued expenses, and other liabilities	$1,463	$—
USARE LLC Convertible Preferred Class C and C-1 unit dividends	1,960	4,842
USARE LLC Convertible Preferred Class A-1 and A-2 unit dividends	1,082	438
Finance right of use assets obtained in exchange for finance lease liabilities	1,233	—
Non-cash lease liabilities arising from obtaining right of use assets	427	—

*  Recast

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 6

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

The mission of USA Rare Earth, Inc., collectively with its subsidiaries (the “Company,” “USAR,” “we,” or “our”) is to establish a domestic rare earth magnet supply chain that supports the future state of energy, mobility, technology and national security in the United States of America (“U.S.”). USAR is developing a rare earth element (“REE”) sintered Neodymium Iron Boron (“NdFeB“ or “neo”) magnet manufacturing plant in Stillwater, Oklahoma, and intends to establish domestic rare earth and critical minerals supply, extraction, and processing capabilities to both supply its magnet manufacturing plant and, the Company believes as it scales up its manufacturing operations, support to the entire value chain. Rare earth magnets are critical to various business sectors and industries, including the defense, automotive, aviation, industrial, artificial intelligence with robotics (also referred to as “Physical AI”), medical, and consumer electronics industries, among others. USAR is planning to take a broad approach to the industries it serves with the intention of providing high-quality neo magnets to a variety of industries and customers. USAR’s focus on developing domestic rare earth production aligns with national priorities, offering the potential of a sustainable and secure domestic supply of materials critical to key industries.

USAR (formerly known as Inflection Point Acquisition Corp. II or “IPXX”) was a special purpose acquisition company incorporated as a Cayman Islands exempted company on March 6, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 14, 2025, following the closing of the merger transactions, shares of USAR common stock (“Common Stock”) and USAR warrants began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “USAR” and “USARW,” respectively.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has generated no revenues since inception, continues to incur losses from increasing operational expenses, and has an accumulated deficit. For the nine months ended September 30, 2025, the Company had net loss of $248.0 million, which includes a non-cash fair value loss on financial instruments of $216.8 million. For the nine months ended September 30, 2025, net cash used for operating activities was $21.1 million.

As of September 30, 2025, the Company had cash and cash equivalents on its Condensed Consolidated Balance Sheet of $257.6 million and subsequent to the balance sheet date, the Company raised an additional approximately $163.3 million from exercises of outstanding warrants by certain investors. Despite the increase in cash during the quarter and subsequent to the end of the quarter, the Company will still need to raise additional capital to implement its current strategic plan, purchase of raw material inventory in advance of manufacturing due to long lead times, current and future business acquisitions to strategically acquire significant quantities of critical raw material inventory, and purchase of capital equipment to expand its production and finishing lines. Furthermore, the Company expects to increase its operational costs to accommodate the new production lines and incur higher infrastructure costs to handle the forecasted increase production and sales.

Based on the Company’s need to raise additional capital as well as milestones required for its current strategic plan and increased operational costs to generate sustainable commercial revenues, there is substantial doubt regarding its ability to continue as a going concern for the twelve months following the issuance of these Condensed Consolidated Financial Statements.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 7

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The December 31, 2024 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the Company’s audited Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023 filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2025.

These Condensed Consolidated Financial Statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Reclassifications

Certain prior period amounts have been reclassified in certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act, as defined, provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, the Company need only provide two fiscal years of audited financial statements instead of three, it has reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards. The Company has elected not to opt out of such extended transition period which means that when a new standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the same time private companies adopt the new or revised standard. This may make comparison of the Company’s Condensed Consolidated Financial Statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, as well as its wholly-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 8

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Significant Accounting Policies

For a detailed description of the Company’s Significant Accounting Policies, please refer to the Company’s audited Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023 filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2025.

Recently Adopted Accounting Pronouncement

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which improves current U.S. GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU was effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2025 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. Retrospective application is permitted for all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its disclosures.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 9

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Merger Transaction and Acquisition

Less Common Metals Ltd. Acquisition

On September 26, 2025, Laconia Acquisition Sub Limited (“Laconia”), a wholly owned indirect subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) with Indian Ocean Rare Metals Pte. Ltd. (“IORM”), a Singapore private limited company. IORM’s operating subsidiary is Less Common Metals Ltd. (“LCM”), a United Kingdom (U.K.)-based manufacturer of specialized rare earth metals and both cast and strip-cast alloys. LCM produces both light and heavy rare earth permanent magnet metals and alloys at scale in its facility in Cheshire, U.K. The Company believes the acquisition will provide:

•access to key commercial, industry and government relationships;
•access to critical rare earth metal and metal alloy production and high-quality rare-earth strip cast alloy, which is essential to magnet production;
•access to unique assets and competitive advantages which allows the Company to control its rare earth metal inputs, as well as ensure that investments are made to support the growth of its magnet business, as well as enabling the Company to deliver a lower risk and lower cost solution that is unique to the industry;
•important capability to process recycled rare earth oxides which will reuse end of life magnets, and allow for a more sustainable manufacturing process; and
•access to alternative low-cost sources of feedstock.
Pursuant to the Laconia Acquisition Agreement, Laconia will purchase, acquire and accept from IORM’s shareholders all rights, title and interest in and to all of the shares of IORM held by the IORM shareholders, amounting to all of the outstanding and issued shares in IORM (the “Acquisition”). Upon the terms and subject to the conditions of the Laconia Acquisition Agreement, at closing, Laconia shall pay to the IORM shareholders the aggregate consideration of $100.0 million in cash and 6.74 million shares of the Company’s common stock, subject to the deposit of 1.0 million shares of the Company’s common stock into escrow and customary deductions for net indebtedness, transaction expenses and working capital, as well as customary post-closing adjustments. Prior to the closing of the Acquisition, the Company will need to obtain a receipt of approval from (or a notification or final notification that no further action will be taken by) U.K. Secretary of State pursuant to the National Security and Investment Act 2021 (“NSIA”) (including a notification by the U.K. Secretary of State that no further action will be taken in relation to the transaction, or final notification by the U.K. Secretary of State that no further action will be taken by the NSIA in relation to a call-in notice in respect of the transaction). The Company expects the Acquisition to close during the fourth quarter of 2025.

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

In connection with the Merger, approximately $22.8 million of cash held in trust, net of redemptions by IPXX’s public shareholders, became available for use by the Company as well as $8.0 million in proceeds received from the closing of the private investment in public equity (“PIPE”) financing. In addition, the Company incurred certain earnout obligations discussed further below.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 10

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Earnout Liabilities

As part of the Merger transaction, the Company is required to issue up to 10.1 million additional shares of Common Stock in two (2) tranches (the “Earnout Shares”) upon certain triggering events commencing on March 13, 2026 and ending on March 13, 2031 (the “Earnout Period”). The two triggering events are as follows:

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

The Earnout Shares are classified as liabilities and no additional analysis under ASC 815 is required. The Earnout Shares are recorded through the recapitalization of equity within additional paid-in capital upon recognition and are remeasured on a recurring basis. See Note 4, “Fair Value Measurements” for further information and valuation of the Earnout Shares.

As of September 30, 2025, none of the Triggering Events have occurred.

Forward Purchase Agreements

On March 11, 2025, IPXX entered into forward purchase agreements (“FPAs”) with three (3) separate investors (“Sellers”) pursuant to which the Sellers agreed to hold up to a total of approximately 1.89 million publicly held IPXX Class A ordinary shares (“Public Shares”) in connection with the closing of the Merger. Each FPA amended, restated and superseded in its entirety a separate FPA with each of the Sellers, dated March 10, 2025, which had identical terms to those described herein, except that the Reset Price (as defined in the FPAs) was not subject to a floor price of $4.00. For purposes of the FPAs, the Public Shares held by each of the Sellers are referred to as such Seller’s “Maximum Shares.” Each Seller, acting separately and solely for its own account, was permitted, if necessary, to (i) reverse its previous election to redeem its Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association or (ii) purchase Public Shares through a broker in the open market from holders of Public Shares (other than IPXX), including from holders who previously elected to redeem their Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association. The aggregate number of Public Shares subject to each FPA investor (the “FPA Shares”) was the aggregate number of Public Shares as notified to the Company by the applicable Seller, but in no event more than such Seller’s Maximum Shares set forth above. Each Seller notified the Company that it would subject the Maximum Shares to their respective FPAs. Prior to the date that was 90 days after the Closing Date (the “Maturity Date”), each Seller was permitted to sell any, or all, of their FPA Shares.

On various dates between the Closing Date of the Merger and September 30, 2025, the Sellers exercised their early termination rights under the FPAs with respect to approximately 1.89 million FPA Shares. As of September 30, 2025, all FPAs have been terminated. Upon the early termination of the FPAs, the Sellers remitted cash to the Company at the initial price of $11.00, resulting in cash proceeds received in the amount of $20.8 million from the Sellers, which was recorded as a reduction of the subscription receivable at the fair value of the terminated shares on the date of termination with an offset to additional paid-in capital.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 11

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
•Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

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

Level 1 and Level 2 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value. The Company has no Level 1 and Level 2 financial liabilities measured on a recurring basis.

		As of September 30, 2025				As of December 31,2024
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Money market funds	Level 1	$256,826	$—	$—	$256,826	$15,709	$—	$—	$15,709

Level 3 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the Level 3 financial liabilities measured on a recurring basis. The Company has no Level 3 financial assets measured on a recurring basis.

	September 30, 2025	December 31,2024
	(In thousands)
Liabilities:
Derivative liability	$—	$1,164
Earnout liabilities	166,087	—
Warrant liabilities	41,024	—
Common Stock warrant	136,761	—
Total liabilities	$343,872	$1,164

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 12

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Valuation and Reconciliation

Earnout Liabilities

The Company valued the Earnout liability using a Monte Carlo simulation which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and September 30, 2025.

The following table summarizes the significant inputs to value the Earnout liability.

	September 30, 2025	March 13, 2025
Share price	$17.19	$10.79
Expected volatility	70.4%	66.0%
Risk-free interest rate	3.72%	4.00%
Remaining term (in years)	5.4	6.0

The following table presents the reconciliation of the Earnout liability measured at fair value on a recurring basis.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(In thousands)
Beginning balance	$100,007	$—
Establishment of liability at March 13, 2025	—	99,639
Change in estimated fair value (1)	66,080	66,448
Ending balance	$166,087	$166,087

(1.)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

Warrant Liability

On March 13, 2025, the Company issued Series A Investor Warrants in exchange for prior Class A Purchase Warrants in connection with the Merger and related transactions. The Company valued the liability classified Series A Investor Warrants using a Monte Carlo simulation, which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and September 30, 2025. On May 2, 2025, the exercise price was reset from $12.00 to $7.00 as a result of the warrant issuances under the $75M PIPE (as defined below). See the Common Stock Warrant Liability section in this footnote below, and Note 10, “Mezzanine and Stockholders' Equity” for further details related to the $75M PIPE.

The following table summarizes the significant inputs to value the Series A Investor Warrants liability.

	September 30, 2025	March 13, 2025
Share price	$17.19	$10.79
Exercise price (1)	$7.00	$12.00
Expected volatility	65.2%	65.0%
Risk-free rate	3.64%	3.95%
Dividend yield	—%	—%
Put term (in years)	4.4	4.4

(1)On May 2, 2025, the exercise price of this warrant was reset from $12.00 to $7.00.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 13

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the reconciliation of the Series A Investor Warrants liability measured at fair value on a recurring basis.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(In thousands)
Beginning balance	$53,715	$—
Establishment of liability at March 13, 2025	—	40,652
Change in estimated fair value (1)	11,927	41,508
Warrant exercises	(24,618)	(41,136)
Ending balance	$41,024	$41,024

(1)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

Private Investment in Public Entity Financing

On May 2, 2025, the Company closed its $75.0 million private investment in public equity (“PIPE”) financing agreement (the “$75M PIPE”) with a single institutional investor. The $75M PIPE included issuance of Common Stock, Common Stock and Prefunded warrants. Both Common Stock and Prefunded warrants are treated as liabilities and are remeasured at each reporting date, with the corresponding gain or loss recognized in (Loss) gain on fair market value of financial instruments on the Company’s Condensed Consolidated Statements of Operations.

See Note 10, “Mezzanine and Stockholders' Equity – Private Investment in Public Entity Financing” for further information regarding the issuances under the $75M PIPE.

Common Stock Warrant Liability Valuation

The Company valued the $75M PIPE Common Stock warrants, which include Level 3 unobservable inputs using a Monte Carlo simulation model at issuance and at reporting date.

The following table summarizes the significant inputs to value the Common Stock warrants liability.

	September 30, 2025	May 2, 2025
Share price	$17.19	$10.31
Exercise price	$7.00	$7.00
Expected volatility	72.5%	140.0%
Risk-free rate	3.74%	4.21%
Dividend yield	—%	—%
Put term (in years)	5.6	5.4

The following table presents the reconciliation of the Common Stock warrants liability measured at fair value on a recurring basis. Subsequent to the balance sheet date, all outstanding Common Stock warrants were exercised.

	Three months ended September 30, 2025	Nine Months Ended September 30, 2025
	(In thousands)
Beginning balance	$91,600	$—
Establishment of liability at May 2, 2025	—	84,807
Change in estimated fair value (1)	51,345	58,138
Warrant exercises	(6,184)	(6,184)
Ending balance	$136,761	$136,761

(1)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 14

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prefunded Warrant Liability Valuation

The Company valued the $75M PIPE Prefunded warrants was based on the Company’s share value of $10.31 at issuance. As of September 30, 2025, all Prefunded warrants were exercised.

The following table presents the reconciliation of the Prefunded warrants liability measured at fair value on a recurring basis.

	Three months ended September 30, 2025	Nine Months Ended September 30, 2025
	(In thousands)
Beginning balance	$23,705	$—
Establishment of liability at May 2, 2025	—	22,309
Change in estimated fair value (1)	—	1,396
Warrant exercises	(23,705)	(23,705)
Ending balance	$—	$—

(1)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments in the Company’s Condensed Consolidated Statements of Operations.

Note 5. Property, Plant and Equipment, Net

	September 30, 2025	December 31, 2024
	(In thousands)
Land	$707	$707
Land improvements	403	403
Building improvements	2,566	—
Lab equipment	3,263	500
Leasehold improvements	346	346
Computer equipment	13	—
Construction in progress (1)	33,736	25,775
Property, plant and equipment, gross	41,034	27,731
Less: Accumulated depreciation	(1,490)	(1,202)
Property, plant and equipment, net	$39,544	$26,529

Finance lease right-of-use assets	$1,233	$—
Less: Accumulated amortization	(129)	—
Finance lease-right-of-use assets, net	$1,104	$—

Total property, plant and equipment, net	$40,648	$26,529

(1)Construction in progress includes building construction costs for the Company’s magnet processing plant of $25.8 million and equipment costs of $8.0 million. These assets will be placed in service and depreciated upon completion of construction, installation, and certification.

The following table presents the depreciation expense related to the Company’s property, plant and equipment, and the amortization expense related to the Company’s finance lease right-of-use assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Depreciation expense	$108	$66	$243	$229
Amortization expense	62	—	129	—
Total	$170	$66	$372	$229

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 15

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Variable Interest Entity

Round Top Mountain Development

Round Top Mountain Development, LLC (“RTMD”) is a variable interest entity (“VIE”), has mining rights at Round Top Mountain in the State of Texas, and is developing processing technology for where the rare earth minerals are to be mined.

On May 17, 2021, the Company completed the acquisition of 80% of the equity interests of RTMD, pursuant to a contribution agreement with the Company, Texas Mineral Resource Corp. (“TMRC”), and RTMD, whereby TMRC and the Company contributed their respective rights and interests to and in Round Top Mountain to RTMD. Concurrently, the Company, TMRC, and RTMD entered into a limited liability company agreement of RTMD which documented the governance of RTMD. This acquisition resulted in the consolidation of RTMD and the recording of a non-controlling interest for the remaining TMRC equity interest.

Effective and on June 26, 2023, RTMD, USARE LLC and TMRC entered into an amended and restated limited liability company agreement of RTMD pursuant to which, in the event that TMRC does not fund its share of mandatory capital contributions called for by USARE LLC as the manager of RTMD, USARE LLC is obligated to cover the shortfall by making additional capital contributions to RTMD (or in the event that USARE LLC does not fund, the capital call will be withdrawn). If USARE LLC does fund the capital contribution, additional equity interests in RTMD will be issued to USARE LLC and TMRC will be proportionally diluted in accordance with the terms of the amended and restated limited liability company agreement. TMRC’s failure to fund its share of mandatory capital contributions called under the agreement has resulted in Company’s ownership interest in RTMD to be increased to 80.57% and TMRC’s interest in RTMD to be decreased to 19.43%

The following table presents the assets and liabilities associated with RTMD included in the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Cash and cash equivalents	$86	$66
Prepaid expenses and other current assets	107	178
Right-of-use asset	355	30
Mineral interests	17,339	17,125
Property, plant and equipment, net	221	264
Other assets	19	20
Consolidated assets	$18,127	$17,683

LIABILITIES
Accounts payable	$21	$42
Accrued liabilities	210	141
Lease liability	354	22
Consolidated liabilities	$585	$205
RTMD did not record depletion expense for the mineral interests for the three and nine months ended September 30, 2025 and 2024.

RTMD’s creditors have no recourse against the Company for the RTMD consolidated liabilities included within the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not the obligations of the Company.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 16

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Accrued Liabilities

The following table presents a summary of the accrued liabilities by category.

	September 30, 2025	December 31, 2024
	(In thousands)
Payroll and related employee taxes	$2,181	$1,908
Construction in progress	2,191	323
Legal	1,990	99
Financing costs	5,095	—
Other	1,967	741
Total accrued liabilities	$13,424	$3,071

Note 8. Commitments and Contingencies

Potential Future Environmental Contingency

The Company’s planned exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company will conduct its operations to protect public health and the environment and believes that its current engineering operations are materially in compliance with all applicable laws and regulations. While the Company’s mining activities are not yet operational, the Company has made, and expects to make in the future, expenditures to comply with all local and federal environmental laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for future mining interests is unknown and uncertain as of September 30, 2025.
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

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 17

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Ramco Complaint

A complaint was filed in Delaware Chancery Court by Ramco Asset Management, LLC (“Ramco”), US Trading Company Metals RE, LLC (“TCM RE”), and DinSha Dynasty Trust (“DinSha”) (collectively, the “Plaintiffs”) on July 29, 2022 against USA Rare Earth, LLC (“USARE LLC”), Morzev Pty Ltd., Mordechai Gutnick ATF the Morzev Trust, Mordechai Gutnick, and Pini Althaus (collectively, the “Defendants”), captioned Ramco Asset Management, LLC v. USA Rare Earth, LLC, C.A. No. 2022-0665-SG (as amended, the “Complaint”). In connection with this matter and a disagreement regarding the number of units of USARE LLC that were issued to the Plaintiffs in transactions during 2019, the Complaint alleged causes of action for breach of contract, breach of fiduciary duty, breach of the Corporations Act (Australia), fraud and misrepresentation, and breach of the duty of good faith and fair dealing. The Complaint seeks a variety of relief, including compensatory and punitive damages, curative equity, attorneys fees and expenses and other relief as may be granted by the court. USARE LLC thereafter filed a motion to dismiss Plaintiffs’ claims. After motion practice and argument, the court dismissed all claims, except for Ramco’s alleged breach of contract claim and alleged breach of good faith and fair dealing as asserted against the Company. On July 1, 2025, USARE LLC, Ramco, DinSha and Stewart Kleiner entered into a settlement agreement in full settlement of, amongst other things, the Complaint. See subsection “Ramco Complaint and Kleiner Notice Settlement” below. On September 5, 2025, TCM RE filed a notice of appeal (the “Appeal”) to the Delaware Supreme Court appealing the complete dismissal of its claims. TCM RE filed its appellate brief on October 28, 2025. TCM RE asserts no claims against the Company, instead asserting claims solely against Morzev Pty Ltd. Mordechai Gutnick ATF the Morzev Trust, Pini Althaus (former officer of the Company), and Mordechai Gutnick (director of the Company) (collectively “Appellees”). Appellees’ responding brief is due December 1, 2025. The Company will assist Appellees in vigorously contesting this baseless Appeal.

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

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 18

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Leases

Balance Sheet Components and Lease Activity

The following table presents the finance and operating leases on the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2025	December 31, 2024
	(In thousands)
Assets
Finance leases, included in property plant and equipment, net	$1,104	$—
Operating leases, included in lease right-of-use assets, net	355	30
Total	$1,459	$30

Liabilities
Finance lease liability, current	$280	$—
Finance lease liability, non-current	664	—
Total finance lease liabilities	944	—

Operating lease liability, current (1)	146	23
Operating lease liability, non-current	220	—
Total operating lease liabilities	366	23
Total lease liabilities	$1,310	$23

(1)Includes sub-lease deposit of $13 thousand.

Note 10. Mezzanine and Stockholders' Equity

The total number of Common Stock and Preferred Stock shares outstanding as of September 30, 2025 and the total number of shares of all classes of stock that USAR has authority to issue is follows:

Class of Stock	Authorized	Par Value	Outstanding
	(In thousands, except par value)
Common stock	750,000	$0.0001	113,833
Preferred stock
12% Series A Cumulative Convertible Preferred Stock (1)	15,000	$0.0001	1,860
Undesignated preferred stock	35,000	$0.0001	—
Total preferred stock	50,000	$0.0001	1,860

Total authorized	800,000

(1)The Company designated 15.0 million shares as 12% Series A Cumulative Convertible Preferred Stock of which 5.23 million shares were issued.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 19

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warrants

The following table presents the number of potential shares of Common Stock that outstanding warrant holders may acquire.

			Potential Common Stock Shares Issuable Upon Exercise at September 30, 2025 (1)
	Balance Sheet Classification	Exercise Price
		(In thousands, except for exercise price)
Investor Warrants	Equity	$11.50	18,365
Series A Warrants (2) (3)	Liability	$7.00	3,206
Common Stock warrants (3)	Liability	$7.00	9,991
Prefunded warrants (3)	Liability	$0.0001	—
Total Warrants			31,562

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
(3)See the following section entitled “Private Investment in Public Entity Financing.” Subsequent to the balance sheet date, all outstanding Common Stock warrants had been exercised.

Private Investment in Public Entity Financing

Under the PIPE financing agreements, the Company issued the following shares of Common Stock, Common Stock warrants, and Prefunded warrants.

	PIPE Agreement Closing Date	Common Stock Shares and Warrants Issued	Exercise Price
		(In thousands, except for exercise price)
Common Stock shares	5/5/2025	8,550
Common Stock warrants (1)	5/5/2025	10,714	$7.00
Prefunded warrants (1)	5/5/2025	2,164	$0.0001
Common Stock shares	9/29/2025	8,333

(1)See Warrants section (above) for amount of warrants outstanding.

The following table presents the warrant exercise activity and cash received for the periods indicated.

Three and Nine Months Ended September 30, 2025
(In thousands)
Warrants exercised
Common Stock warrants	723
Prefunded warrants	2,164
Total warrants exercised	2,887

Cash received	$5,063

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 20

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 2, 2025, the Company closed its $75.0 million PIPE financing agreement (the “$75M PIPE”) with a single institutional investor. Under the $75M PIPE, the Company issued shares of Common Stock, Common Stock warrants, and Prefunded warrants. In exchange for the issuances of Common Stock, Common Stock warrants, and Prefunded warrants, the Company received cash of $75.0 million. The $75M PIPE specified that:

•exercisability of the Common Stock and Prefunded warrants are contingent upon investor’s beneficial ownership of the Company, which may not exceed 9.99% at time of exercise;
•the Common Stock warrants will expire six (6) years from the initial exercise date;
•the Prefunded warrants do not expire;
•embedded put rights upon a Fundamental Transaction, as defined in the agreement;
•can be exercised in whole or in part;
•can only be exercised as long as the warrant is still outstanding; and
•other conditions and covenants as outlined in the agreement.

Upon closing of the $75M PIPE, the Company recognized a loss of $36.9 million on the value of the issued Common Stock shares, as the fair value of the related Common Stock and Prefunded warrants on the issuance date exceeded the value of the financing received. The recognized loss on the value of the issued shares of Common Stock was recognized in (Loss) gain on fair market value of financial instruments on the Company’s Condensed Consolidated Statements of Operations. See Note 4, “Fair Value Measurements – Private Investment in Public Entity Financing” for further information regarding the valuation of the $75M PIPE Common Stock and Prefunded warrants.

On September 29, 2025 the Company closed its $125.0 million PIPE financing agreement (the “$125M PIPE”) with a single institutional investor. Under the $125M PIPE, on September 29, 2025, the Company issued 8.33 million shares of Common Stock and received $125.0 million cash. The cash received under the $125M PIPE will be used for general corporate purposes.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 21

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Equity-Based Compensation

Incentive Plans

2024 Omnibus Incentive Plan

The Company has reserved 13.0 million shares of Common Stock for issuance pursuant to the 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”), and the maximum number of units that may be issued pursuant to the vesting of incentive awards under the 2024 Incentive Plan is 13.0 million units, subject to certain adjustments. Each unit represents the right to receive one share of Common Stock. The 2024 Incentive Plan authorizes the awards of several types of equity compensation including stock options, restricted stock units (“RSU”), stock appreciation rights, performance awards (“PRSU”) and other stock-based compensation.

Restricted Stock Units

RSU outstanding at September 30, 2025 generally vest 33⅓% annually over the three years from date of grant and are dependent upon continued employment. Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first. As RSU vest, the units will be settled in shares of common stock based on a one-to-one ratio.

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

Restricted Stock Unit Fair Value Assumption

The fair value of RSU granted to employees are based on the Company’s common stock price on the date of grant.

Stock-based Compensation Expense

The following table presents the stock-based compensation expense.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Incentive Plan	2025	2024	2025	2024
		(In thousands)
Restricted stock units (1)	2024 Incentive Plan	$3,209	$—	$3,209	$—
Incentive units	Legacy Incentive Plan	(200)	158	241	417
Class A units (2)	Legacy Incentive Plan	—	—	841	(225)
Total		$3,009	$158	$4,291	$192

(1)The Company recognized $1.6 million during the three and nine months ended September 30, 2025 related to the modification of an equity award of the Company’s former Chief Executive Officer (“CEO”).
(2)In the nine months ended September 30, 2024, USARE LLC recorded equity-based compensation for issuance of its Class A Units to certain consultants pursuant to existing bonus agreements. In the nine months ended September 30, 2024, USARE LLC recorded the forfeiture of equity-based compensation of the Company’s former CEO.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 22

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Unit Activity

The following table presents RSU activity under the 2024 Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Awarded	1,252	$16.83
Balance, September 30, 2025	1,252	16.83

Unamortized Stock-Based Compensation Costs

Stock-based compensation costs related to unvested RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation costs and weighted average service period as of September 30, 2025.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Restricted stock units	$18,790	1.25

Note 12. Government Grants

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

As of September 30, 2025 and December 31, 2024, the Company recorded $7.0 million of deferred grant income related to cash received to date as part of the TIF Agreement, all of which is noncurrent as a component of Deferred grants. As of September 30, 2025, the Company has not recognized any of the deferred grant income amounts in profit or loss related to the TIF Agreement as the associated long-lived assets requirement and employment obligations have not been met. The Company filed the Ad Valorem Tax Exemption application for the year ending December 31, 2023, in March of 2023. Approval was received November 14, 2023 from the Stillwater Economic Development Authority for the Five-Year Ad Valorem Tax Exemption. As such, the Company has not incurred any real and personal ad valorem taxes to date.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 23

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Jobs Program

In 2022, the Company was accepted for the Oklahoma Quality Jobs Program (“Jobs Program”), an incentive that provides qualifying companies quarterly cash rebates of up to 5.0% of the wages paid for new direct jobs created by the Company for a period of up to 10 years, with a maximum payout of approximately $2.8 million, subject to the Company fulfilling certain obligations pursuant to an agreement between USA Rare Earth Magnets, LLC, a subsidiary of the Company, and the State of Oklahoma, dated December 19, 2022 (the “Jobs Program Agreement”), including that the Company must meet or exceed applicable payroll and employee headcount requirements and that the Company maintain operations in Oklahoma for a specified period. The Company is eligible to make claims under the Jobs Program; however, as of September 30, 2025, no claims have been submitted and the Company has not yet recognized any reductions in payroll expense related to the Jobs Program. The Company is expecting to apply for claims by the end of 2025 for eligible quarters, as terms of the Jobs Program Agreement require that the first claim be made on or prior to January 1, 2026.

Note 13. Income Taxes

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

The difference between the effective tax rate of zero percent and the U.S. federal statutory rate of 21.0% for the three and nine months ended September 30, 2025 and 2024 was due to changes in the valuation allowance, which entirely offsets the Company’s net deferred tax assets. As of September 30, 2025, the Company determined that, based on an evaluation of the Company’s history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of the Company’s deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 24

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Net Loss per Share

The following table sets forth the computation of the numerator and denominator for net loss per share attributable to holders of Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except for per share amounts)
Numerator
Net loss attributable to USA Rare Earth, Inc.	$(156,680)	$(1,869)	$(247,354)	$(8,938)
Declared and deemed dividends, and accretion	(11,341)	—	(23,060)	—
Undistributed net loss attributable to USA Rare Earth, Inc.	$(168,021)	$(1,869)	$(270,414)	$(8,938)

Denominator
Weighted average shares outstanding - basic and diluted	102,589	59,497	95,609	59,429

Net loss per share attributable to USA Rare Earth, Inc.
Basic and diluted	$(1.64)	$(0.03)	$(2.83)	$(0.15)

The following table presents categories of shares that are excluded from the diluted per share computation as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Shares in thousands)
12% Series A Cumulative Convertible Preferred Stock (1)	3,402	2,658	3,402	2,658
Series A warrants	3,206	3,000	3,206	3,000
Earnout shares	10,100	—	10,100	—
Investor warrants	18,365	—	18,365	—
USARE LLC Class B Convertible warrants	—	1,699	—	1,699
USARE LLC Class C Convertible warrants	—	393	—	393
Common Stock warrants	9,991	—	9,991	—
Incentive units	—	8,035	—	8,035
Total	45,064	15,785	45,064	15,785

(1)Represents the amount of potential common shares, if converted at each reported date.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 25

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

The Company operates in a single reportable operating segment; that segment being the vertically integrated, domestic rare earth element magnet production supply chain. The Company’s chief operating decision maker (“CODM”) is its chief executive officer.

The CODM evaluates performance based on the consolidated net income (loss), which is also the measure of segment profit or loss. Performance is reviewed on a consolidated basis, and segment assets are consistent with total assets presented on the face of the accompanying Condensed Consolidated Balance Sheet. Capital expenditures and equipment deposits for the nine months ended September 30, 2025 totaled $13.4 million and are included in the consolidated assets.

Because the Company operates in a single segment and the CODM uses the consolidated net income (loss) and the total assets as the primary measures, no reconciliation is required between segment measures and the consolidated financial statement amounts. The Company has not identified any significant segment expenses outside of those presented in the accompanying Condensed Consolidated Statements of Operations.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 26

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

USA Rare Earth, Inc. (“USAR”), is a company with a mission to establish a vertically integrated, domestic rare earth magnet supply chain that supports the future state of energy, mobility, and national security in the United States (“U.S.”). We are developing our Stillwater Facility, located in Stillwater, Oklahoma, and via our Round Top Project, intend to establish domestic rare earth and critical minerals supply, extraction, and processing capabilities to both supply our magnet manufacturing plant at Stillwater and we believe, as we scale up our operations, support to the entire value chain. Rare earth magnets are critical to various business sectors and industries, including the defense, automotive, aviation, artificial intelligence with robotics (also referred to as “Physical AI”), industrial, medical and consumer electronics industries, among others. Our vertically integrated approach – from sourcing rare earth elements (“REE”), in addition to other critical minerals such as gallium, to producing finished sintered Neodymium Iron Boron (“NdFeB“ or “neo”) magnets – assists in strengthening the U.S.’ control over critical supply chains such as the supply of rare earth minerals and magnets and thus reduce domestic reliance on foreign, particularly Chinese, imports. We believe our focus on developing domestic rare earth production aligns with national priorities, offering the future potential of a sustainable and secure domestic supply of materials critical to key industries. We have been in the exploration and research stages since our formation and have not yet realized any revenues from our planned operations.

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

Recent Developments

Private Investment in Public Entity Financing (“PIPE”)

On September 24, 2025, we entered into a securities purchase agreement with a purchaser for the private placement of 8.33 million shares of our common stock for gross proceeds of $125.0 million (“$125M PIPE”). The $125M PIPE offering closed on September 29, 2025.

The Company intends to use the net proceeds from the $125M PIPE for working capital and general corporate purposes. See Note 10, “Mezzanine and Stockholders' Equity – Private Investment in Public Entity Financing” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion on the specifics of the $125M PIPE.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 27

Less Common Metals Ltd. Acquisition

On September 26, 2025, we entered into a Share Purchase Agreement (the “SPA”) with Indian Ocean Rare Metals Pte. Ltd. (“IORM”), a Singapore private limited company, the ultimate parent of Less Common Metals Ltd. (“LCM”), a United Kingdom (U.K.)-based manufacturer of specialized rare earth metals and both cast and strip cast alloys. LCM produces both light and heavy rare earth permanent magnet metals and alloys at scale in its facility in Cheshire, U.K. The Company believes the acquisition will provide:

•access to key commercial, industry and government relationships;
•access to critical rare earth metal and metal alloy production and high-quality rare-earth strip cast alloy, which is essential to magnet production;
•access to unique assets and competitive advantages which allows the Company to control its rare earth metal inputs, as well as ensure that investments are made to support the growth of its magnet business, as well as enabling the Company to deliver a lower risk and lower cost solution that is unique to the industry;
•important capability to process recycled rare earth oxides which will reuse end of life magnets, and allow for a more sustainable manufacturing process; and
•access to alternative low-cost sources of feedstock.
As part of the SPA, we shall pay to the IORM shareholders the aggregate consideration of $100.0 million in cash and 6.74 million shares of the Company’s common stock. Prior to the closing of the acquisition, we will need to obtain a receipt of approval from (or a notification or final notification that no further action will be taken by) U.K. Secretary of State pursuant to the National Security and Investment Act 2021 (“NSIA”). The Company expects the acquisition to close during the Company’s fourth quarter of 2025.

Warrant Activities

The following table presents the number of warrants exercised and related cash received during the nine months ended September 30, 2025.

	Warrant Shares Exercised	Cash Received
	(In thousands)
Investor Public Warrants	135	$1,557
Series A Warrants	5,844	40,911
Common Stock warrants	723	5,063
Prefunded warrants	2,164	—
Total	8,866	$47,531

Subsequent to the balance sheet date, certain investors exercised warrants, including the complete exercise of the outstanding Common Stock warrants, of which we received approximately $163.3 million.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 28

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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
	(In thousands, except for percentages)
Operating expenses:
Selling, general and administrative	$11,410	$797	$10,613	$24,666	$4,730	$19,936
Research and development	4,451	1,162	3,289	8,717	4,938	3,779
Total operating expenses	$15,861	$1,959	$13,902	$33,383	$9,668	$23,715

Other (expense) income, net:
Interest and dividend income	$1,310	$23	$1,287	$2,262	$177	$2,085
(Loss) gain on fair market value of financial instruments	(142,426)	135	(142,561)	(216,788)	365	(217,153)
Interest expense and other income (loss), net	(17)	(207)	190	(116)	(373)	257
Total other (expense) income, net	$(141,133)	$(49)	$(141,084)	$(214,642)	$169	$(214,811)

Comparison of the three months ended September 30, 2025 and 2024

Selling, general and administrative. The increase in SG&A expenses of $10.6 million was primarily due to an increase in legal services and consulting costs of $4.3 million, stock-based compensation of $2.7 million, which includes modification of stock-based compensation of $1.6 million related to the termination of our former Chief Executive Officer (“CEO”), employee-related expenses of $1.9 million related to an increase in headcount, recruiting fees of $0.8 million, and other costs of $0.9 million.

Research and development. The increase in R&D expenses of $3.3 million was primarily due to an increase in employee-related expenses of $1.8 million related to an increase in headcount, and other costs of $1.5 million.

Other income and expense.
•Interest and dividend income. The increase in interest and dividend income was primarily due to higher balances in our money market funds.
•Change in fair market value of financial instruments. The change in fair market value of financial instruments was primarily due to the increase in fair value of the Common Stock warrant, Series A warrant and Earnout liabilities, resulting in a net loss on the fair market value of financial instruments.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 29

Comparison of the nine months ended September 30, 2025 and 2024

Selling, general and administrative. The increase in SG&A expenses of $19.9 million was primarily due to an increase in legal services and consulting costs of $9.8 million, primarily due to merger and acquisition-related costs, stock-based compensation of $3.7 million, which includes modification of stock-based compensation of $1.6 million related to the termination of our former CEO, litigation settlement of $1.8 million, marketing costs of $1.3 million, recruiting fees of $1.2 million related to hiring of key personnel, employee-related costs of $1.1 million related to increase headcount, and other costs of $1.0 million.

Research and development. The increase in R&D expenses of $3.8 million was primarily due to an increase in employee-related costs of $2.0 million due to an increase in headcount, employee severance costs and stock-based compensation costs, and other costs of $1.8 million.

Other income and expense.
•Interest and dividend income. The increase in interest and dividend income was primarily due to higher balances in our money market funds.
•Change in fair market value of financial instruments. The change in fair market value of financial instruments was primarily due to the day one loss of the Common Stock warrant, and the increase in fair value of the Common Stock warrant, Series A warrant and Earnout liabilities, resulting in a net loss on the fair market value of financial instruments.

Liquidity and Capital Resources

Sources and Uses of Liquidity

The Condensed Consolidated Financial Statements have been prepared contemplating the continuation of the Company as a going concern and the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon our ability to continue as a going concern. While our management believes in the viability of its strategy to generate future revenues, control costs and the ability to raise additional funds, our strategy may not be successful. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary were we unable to continue as a going concern. If the going concern basis was not appropriate for the Condensed Consolidated Financial Statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the statement of financial position classifications used.

We have generated no revenues since inception, continue to incur losses from operations, and have an accumulated deficit. Although there is sufficient cash to cover our operating needs for the next 12 months, in order to achieve our current plan to manufacture and sell commercial products, we are dependent upon our ability to raise additional capital and to control operating expenses.

For the nine months ended September 30, 2025, we had a net loss of $248.0 million, which included a non-cash fair value loss on financial instruments of $216.8 million. For the nine months ended September 30, 2025, net cash used in operating activities was $21.1 million.

We consider cash equivalents to be highly liquid investments purchased with original maturities of three months or less. As of September 30, 2025, we had $257.6 million in cash and cash equivalents. During the nine months ended September 30, 2025, we received cash of $200.0 million from private investment in public equity investor financing and certain investors exercised 8.87 million warrants, of which we received cash of $47.5 million. During this same period, we recognized interest and dividend income of approximately $2.3 million related to higher cash balances. Furthermore, subsequent to the balance sheet date, we have received from certain investors approximately $163.3 million from exercise of warrants.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 30

Although we have sufficient cash on our balance sheet and sufficient cash flow from the PIPE financings, exercise of warrants, and interest income on our cash balances to handle our operations over the next 12 months, we believe we will still need to raise additional capital to implement our current strategic plan, including current and future acquisitions, installation of manufacturing equipment, purchasing of raw material inventory in advance of production due to long lead times, and to achieve our revenue projections and positive cash flows. In addition, we expect to increase operational costs as we build our infrastructure to handle the forecasted increase production and sales.

Based on our need to raise additional capital, as well as milestones required for our current strategic plan to generate sustainable commercial revenues, there is substantial doubt regarding our ability to continue as a going concern for the twelve months following the issuance of these Condensed Consolidated Financial Statements.

Cash Flows

	Nine Months Ended September 30,
	2025	2024	Change
	(In thousands)
Net cash used in operating activities	$(21,087)	$(9,487)	$(11,600)
Net cash used in investing activities	(13,398)	(2,469)	(10,929)
Net cash provided by financing activities	275,333	21,745	253,588

Operating Activities. The $11.6 million increase in net cash used in operating activities, as compared to the comparable period of the prior year, was primarily due to an increase of $14.9 million net loss adjusted for non-cash items, such as the non-cash loss of $217.2 million related to the day one loss under the valuation of the $75.0 million PIPE financing arrangement (the “$75M PIPE”) and the change in fair value of outstanding financial instruments, stock-based compensation of $4.3 million and a non-cash litigation settlement of approximately $1.7 million, and an increase in cash used for vendor payments and prepayment of insurance, partially offset by an increase in accrued liabilities related to financing, acquisition and payroll costs.

Investing Activities. The $10.9 million increase in cash used in investing activities, as compared to the comparable period of the prior year, was primarily due to additional investments made for plant improvements and equipment purchases as we execute our strategic business plan and continue to build the manufacturing process at our Stillwater Facility.

Financing Activities. The $253.6 million increase in cash provided by financing activities, as compared to the comparable period of the prior year, is primarily due to the $75M PIPE and $125M PIPE financing activities, contributions from the Merger as defined in Note 3, “Merger Transaction and Acquisition – Business Combination Agreement” of the Notes.

Off-Balance Sheet Arrangements

Other than as otherwise described in this Form 10-Q, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 31

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

See Note 1, “Organization” and Note 2, “Summary of Significant Accounting Policies” of the Notes for a discussion of our going concern assessment and a description of our critical and other significant accounting policies, respectively.

Recently Adopted Accounting Standards

See Note 2, “Summary of Significant Accounting Policies” of the Notes.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 32

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 33

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 8, “Commitments and Contingencies–Litigation“ of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

Factors that could cause the Company’s actual results to differ materially from those in this report include the risk factors described in the Company’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025, as supplemented by the risk factors described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 11, 2025.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company’s 2024 Annual Report on Form 10-K and as supplemented by the risk factors described in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, except as described in the below risk factors.

The Company is or may be subject to risks associated with strategic alliances and acquisitions.

The Company has entered into and may in the future enter into strategic alliances, including joint ventures or minority equity investments, with various third parties to further the Company’s business purpose from time-to-time. These alliances could subject the Company to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect its business. The Company may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, the Company may also suffer negative publicity or harm to its reputation by virtue of its association with any such third party.

In addition, the Company may acquire additional assets, products, technologies or businesses that are complementary to its existing business, if appropriate opportunities arise. In addition to a potential requirement for shareholder approval, the Company may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may derail its business strategy if the Company fails to do so. For example, the Company’s recent announcement of its proposed acquisition of Indian Ocean Rare Metals Pte. Ltd. (“IORM”) requires approval from the United Kingdom (“U.K.”) Secretary of State under the National Security and Investment Act 2021 (“NSIA”). If the U.K. Secretary of State denies the Company the right to acquire IORM or requires the Company to provide additional information in order to approve the acquisition of IORM, the Company may not close the Acquisition in a timely manner or at all, which could cause it to incur additional costs and delays to its strategic plans.

Further, future acquisitions and the subsequent integration of new assets and businesses into the Company (including the pending upcoming Business Combination) may require significant attention from the Company’s management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on the Company’s business operations. Acquired assets or businesses may not generate the expected financial results and may require additional investments in the acquired business after closing. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 34

Completion of the LCM Acquisition is subject to conditions, including regulatory approval, and if these conditions are not satisfied or waived, the LCM Acquisition will not be completed within the expected timeframe, or at all.

Completion of the LCM Acquisition is subject to the satisfaction or waiver of a number of conditions set forth in the SPA. These conditions include, among others, (i) the absence of any legal impediments to the consummation of the LCM Acquisition, (ii) the parties’ performance, in all material respect, of their respective obligations under the SPA, (iii) the satisfaction or waiver of the closing conditions specified in the SPA, including entry into certain ancillary agreements, forms of which have been included as exhibits to the SPA, (iv) subject to specified materiality standards, the accuracy of the parties’ respective representations and warranties as of the closing of the transactions contemplated by the SPA, (v) receipt of certain regulatory or government approvals and (vi) the absence of a Company Material Adverse Effect and Buyer Material Adverse Effect (each as defined in the SPA). We may be unable to obtain regulatory approval under the United Kingdom’s National Security and Investment Act 2021 on the timing we anticipate, or at all, and the failure to obtain such approval or to otherwise satisfy or waive all of the other conditions to the closing of the LCM Acquisition as expected could delay the completion of the LCM Acquisition or prevent the LCM Acquisition from occurring. Any delay in completing the LCM Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the LCM Acquisition is successfully completed within the expected time frame. There can be no assurance that the conditions to the closing of the LCM Acquisition will be satisfied or waived or that the LCM Acquisition will be completed, or as to whether the LCM Acquisition will be completed on terms other than those set forth in the SPA as in effect as of the date of this report.

The Company may fail to realize all of the anticipated benefits of the acquisitions of LCM, including the anticipated acceleration of our mine-to-magnet strategy, on the anticipated timeline or at all.

The Company believes that there are significant benefits and synergies that may be realized through combining its existing business and the business of LCM, including accelerating its mine-to-magnet strategy and securing its access to high-quality rare-earth metal and strip cast alloy. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the acquisition of LCM, if completed, including the anticipated synergies, growth opportunities and supply-chain benefits, may not be achieved within the time frame the Company anticipates or at all. Failure to achieve the anticipated benefits of the LCM Acquisition or to identify all the risks associated with the LCM Acquisition could adversely affect the Company’s results of operations or cash flows, decrease or delay any accretive effect of the LCM Acquisition, and negatively impact the price of the Company’s Common Stock and the long-term value of the Company.

In addition, the Company will be required to devote significant attention and resources to successfully align the Company and LCM’s respective business practices and operations. This process and other integration challenges may disrupt the Company’s business and limit the anticipated benefits of the LCM Acquisition.

The Company’s success following completion of the LCM Acquisition will depend on the ability to retain LCM’s existing customers and supplies, as well as the Company’s ability to build relationships with new customers and suppliers.

The Company’s success following completion of the LCM Acquisition will depend on the ability to retain LCM’s existing customers and supplies, as well as the Company’s ability to build relationships with new customers and suppliers. The announcement or completion of the LCM Acquisition may create uncertainty among the LCM’s customers and suppliers, leading them to re-evaluate their business relationships. Customers may be concerned about potential changes in product offerings, pricing, service quality, or the combined company’s ability to meet their needs. Suppliers may have concerns about changes in purchasing volumes, payment terms, or the combined company’s financial stability.

If LCM’s customers decide to reduce or discontinue their business with the combined company, it could result in a significant loss of revenue. Similarly, if suppliers decide to terminate or renegotiate their agreements, it could lead to increased costs or disruptions in the supply chain. Furthermore, following the closing of the LCM Acquisition, the Company may face challenges in integrating and harmonizing customer service and supplier management processes, which could impact the quality of relationships and the ability to achieve operational efficiencies.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 35

The Company and LCM’s ability to build or maintain strong relationships with customers and suppliers is critical to long-term success. Any failure to retain LCM’s customers and suppliers, or to establish and maintain effective relationships with new and existing customers and suppliers, could adversely affect the Company’s business, results of operations and financial condition.

The exercise of the Company’s management discretion in agreeing to changes or waivers in the terms of the LCM Acquisition may result in a conflict of interest when determining whether such changes to the terms of the LCM Acquisition or waivers of conditions are appropriate and in the Company’s stockholders best interest.

In the period leading up to the closing of the LCM Acquisition, events may occur that may require the Company to agree to amend the SPA, to consent to certain actions taken by LCM, or to waive rights that we are entitled to under the LCM Acquisition Agreement. Such events could arise because of changes in the course of LCM’s business, a request by LCM to undertake actions that would otherwise be prohibited by the terms of the SPA, or the occurrence of other events that would have a material adverse effect on LCM’s business. In any of such circumstances, it would be at the Company’s discretion, acting through the board of directors, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors may result in a conflict of interest on the part of such director(s) between what he or she or they may believe is best for the Company and our stockholders and what he or she or they may believe is best for himself or herself or themselves in determining whether or not to take the requested action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Lock-Up Release

In connection with the closing of the Merger pursuant to the Business Combination Agreement, on March 13, 2025, Inflection Point Holdings II LLC (“IPH”) entered into a lock-up agreement, that, among other things, restricted IPH from selling 3,125,000 shares of Common Stock it holds until March 13, 2026. The Company elected to release such lock-up early, effective as of the first trading day after the current Quarterly Blackout Period under the Company’s Insider Trading Policy.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 36

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of September 26, 2025, by and among USA Rare Earth, Inc., Laconia Acquisition Sub Limited, Indian Ocean Rare Metals Pte Ltd, the shareholders of Indian Ocean Rare Metals Pte Ltd and Grant Smith, solely in his capacity as the sellers’ representative.	8-K	001-41711	2.1	9/29/2025
10.1	Separation Agreement between USA Rare Earth, Inc. and Steve Ridge, dated July 5, 2025.	8-K	001-41711	10.1	7/9/2025
10.2†	Securities Purchase Agreement, dated as of September 24, 2025, by and between USA Rare Earth, Inc. and the investor named therein.	8-K	001-41711	10.1	9/29/2025
10.3	Registration Rights Agreement, dated as of September 29, 2025, by and between USA Rare Earth, Inc. and the investor named therein.	8-K	001-41711	10.2	9/29/2025
10.4	Form of Registration Rights Agreement, by and among USA Rare Earth, Inc., Laconia Acquisition Sub Limited, Indian Ocean Rare Metals Pte Ltd, the shareholders of Indian Ocean Rare Metals Pte Ltd and Grant Smith, solely in his capacity as the sellers’ representative.	8-K	001-41711	10.3	9/29/2025
10.5*†	Employment Agreement, dated as of September 28, 2025, by and between USA Rare Earth, Inc. and Barbara Humpton.
10.6*	Separation Agreement between USA Rare Earth, Inc. and Joshua Ballard, effective October 1, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†    The annexes schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Rare Earth, Inc.

Date:	November 6, 2025	By:	/s/ BARBARA HUMPTON
Barbara Humpton
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ WILLIAM ROBERT STEELE JR.
William Robert Steele Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

USA Rare Earth, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 38