Form 10-K
period 2025-12-31
USA Rare Earth, Inc.
filed 2026-03-30
CIK 1970622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
    ☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(813) 867-6155
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	USAR	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and file such reports).   Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☑	Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates amounted to approximately $661.8 million on June 30, 2025.
As of March 23, 2026, there were 217,976,175 shares of the registrant’s Common Stock and 1,224,351 shares of 12% Series A Cumulative Convertible Preferred Stock issued and outstanding.

NOTE

Unless otherwise noted or the context otherwise requires, references to the “Company,” “USARE,” “USA Rare Earth, Inc.,” “we,” “us,” or “our” refer to USA Rare Earth, Inc. and its subsidiaries.

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

MARKET AND INDUSTRY DATA

Information contained in this Annual Report concerning the market and the industry in which we compete, including our market position, general expectations of market opportunity, size and growth rates, is based on information from various third-party sources, on assumptions made by us based on such sources and our knowledge of the markets for our services and solutions. This information and any estimates provided herein involve numerous assumptions and limitations, and you are cautioned not to give undue weight to such information. Third-party sources generally state that the information contained in such source has been obtained from sources believed to be reliable but that there can be no assurance as to the accuracy or completeness of such information. We have not independently verified this third-party information. The industry in which we operate is subject to a high degree of uncertainty and risk. As a result, the estimates and market and industry information provided in this Annual Report are subject to change based on various factors, including those described in the sections of this Annual Report entitled “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” and “Risk Factors” and elsewhere in this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our future results of operations or financial condition, business strategies, and expectations for our business and industry. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are reasonable when made, we cannot assure you that we will achieve or realize these plans or expectations. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “mission,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•development of our magnet production facility, including the timing of expected production milestones and associated costs;
•the ability to realize the benefits expected from the acquisition of Less Common Metals Ltd. (the “LCM Acquisition”);
•the ability to complete and realize the anticipated benefits of the Expected U.S. Government Transaction (as defined below);
•consummation of the TMRC Mergers (as defined below);
•demand for magnets from our production facility once it is operational;
•the opportunity, size and growth rates of the rare earth element market and market for related magnets;
•access to and ability to process raw materials for magnet production, including through swarf processing and development of the Round Top Project (as defined below);
•development and results of the Round Top Project, including timing of key milestones and associated costs;

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | i

•the ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;
•the future financial performance of USA Rare Earth, Inc.;
•the ability to retain or recruit key personnel;
•the ability to comply with laws and regulations applicable to its business; and
•expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Annual Report and our management team’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control. Accordingly, forward-looking statements should not be relied upon as representing our management team’s views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to materially differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

•The Stillwater Facility (as defined below) is under development and is not yet completed, we have not commenced producing and selling of sintered neodymium-iron-boron (“NdFeB”) permanent magnets, which we refer to as neo magnets, and we have no history in commercial operations and the lack of commercial operations limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.
•The Round Top Project (as defined below) is at the exploration stage and we have not commenced construction or commission of the mine nor related facilities, and the development of the Round Top Project into a producing mine is subject to a variety of risks, any number of which may cause the development of the Round Top Project into a producing mine to not occur, be delayed, or not result in the commercial extraction of minerals.
•We may experience time delays, unforeseen expenses, increased capital costs, and other complications while developing our Projects (as defined below), these could delay the start of revenue-generating activities and increase development costs.
•Until our Round Top Project is capable of satisfying our feedstock needs, if ever, our business is subject to the availability of rare earth oxide and metal feedstock, in quantities and prices that allow us to develop and commercially operate our Stillwater Facility.
•The production of neo magnets is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or other resources necessary to provide for such production, it could negatively impact our business.
•We will need to produce our products to exacting specifications in order to provide future customers with a consistently high-quality product. An inability to meet individual customer specifications would negatively impact our business.
•We may be adversely affected by fluctuations in demand for, and prices of, neo magnets, magnet materials, and necessary feedstock.
•Since our inception, we have generated negative operating cash flows and we may experience negative cash flow from operations in the future.
•We may not be able to generate positive cashflow from our expected future business operations, and we may not achieve profitability.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | ii

•We may not be able to convert current commercial discussions and/or memorandums of understanding with customers for the sale of our neo magnets and other products into definitive contracts, which may have a negative effect on our business.
•The success of our business will depend, in part, on the growth of existing and emerging uses for neo magnets.
•An increase in the global supply of neo magnets or, dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.
•We operate in a highly competitive industry in a high demand and growth environment and additional manufacturing, refining and mining competitors could result in a reduction in revenue.
•Changes in China’s or the United States’ (“U.S.”) political environment and policies, including changes in export/import policy may adversely affect our business.
•The amount of capital required for completion and build-out of our Projects may increase materially from our current estimates, and any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.
•Increasing costs, including rising electricity and other utility costs, or limited access to raw materials may adversely affect our profitability.
•Diminished access to water may adversely affect our operations.
•We are subject to certain agreements with government entities that have provided us with certain incentives and favorable financing and contain conditions and obligations, including local investment, job creation, and repayment terms, that, if not complied with, could negatively impact our business or require us to repay that financing or lose access to those incentives.
•We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure. Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation. Further, a failure of our information technology and data security infrastructure could adversely affect our business and operations.
•We depend on key personnel for the success of our business. If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our desired level of growth and our business could suffer.
•Work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers could significantly disrupt our operations and reduce our revenues.
•Our success depends on developing and maintaining relationships with local communities and stakeholders.
•We are or may be subject to risks associated with acquisitions, strategic transactions and expansions.
•We may fail to realize all of the anticipated benefits of the LCM Acquisition, including the anticipated acceleration of our mine-to-magnet strategy, on the anticipated timeline or at all.
•The proposed TMRC Mergers may not be completed on the anticipated timeline or at all, and failure to complete the transaction could adversely affect our business, financial condition, and results of operations.
•If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
•We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
•Our operations at our Projects are subject, or may become subject, to environmental, health and safety regulations, which could impose additional costs and compliance requirements or could limit or prevent our ability to continue our current operations or to undertake new operations, and we may face claims and liability for breaches, or alleged breaches, of such regulations and other applicable laws.
•We will be required to obtain and maintain governmental permits and approvals to develop and operate the projects, a process which is often costly and time-consuming. Failure to obtain or retain any necessary permits or approvals for our planned operations may negatively impact our business.
•Tariffs by the U.S., counter-tariffs by other countries and future changes in tariff policies could adversely affect our results of operations.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | iii

•We are exposed to possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims.
•If we take federal monies, we could become subject to federal regulations. This could delay timing and increase costs.
•The Expected U.S. Government Transaction (as defined below) is currently contemplated pursuant to a non-binding letter of intent and remains subject to the negotiation and execution of definitive documentation, satisfaction of conditions precedent, and final government approvals, and there can be no assurance that such documentation will be executed or that the collaboration will be consummated on the anticipated terms or at all.
•The Expected U.S. Government Transaction is expected to be funded in phases over time and is subject our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all.
•The issuance of additional shares of our common stock or equity-linked securities, as a result of currently contemplated transactions or potential future transactions, could result in significant dilution to our existing stockholders and adversely affect the market price of our common stock.
•The other factors described in “Part I, Item 1A” in this Annual Report.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | iv

USA RARE EARTH, INC.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K)

PART I

Item 1 — Business

Overview

USA Rare Earth, Inc.’s mission is to be a global leader in the supply of critical minerals and advanced materials and the partner of choice in producing rare earth elements, oxides, metals and magnets. Rare earth elements and critical minerals are vital inputs to end markets including national security, technological innovation, and the increasing number of advanced manufacturers who seek a reliable source of rare earth materials and magnets.

We intend to deploy capital in effective and efficient ways to develop our assets and to deliver innovative, high-quality products to our partners and customers. We are building an integrated rare earth mine to magnet value chain that we project will be resilient through economic cycles, and well-positioned to meet today’s market dynamics and national security priorities. As we advance this strategy, we plan to deliver high‑margin organic growth driven by disciplined execution as we develop world‑class assets and capabilities.

Our value chain model also prioritizes identifying strategic opportunities for additional growth and expansion. We intend to secure relationships with the private and public sector, scaling our production and building strong capabilities across each link of our integrated value chain. We have mining rights to what we believe is one of North America’s largest recoverable deposits of heavy rare earth elements (“HREE”) which includes dysprosium, terbium and yttrium, as well as critical minerals such as gallium and hafnium, which we believe should be sufficient for our metal and magnet making needs, as well as to help meet global third-party demand.

We believe our pipeline of strategic expansionary projects should provide opportunities for growth. Our growing list of projects includes:

•The establishment of a secure domestic supply chain for rare earths through our proposed collaboration with the U.S. Government subject to the negotiation of definitive agreements and the achievement of specified milestones. Under the letter of intent we signed in January 2026, the U.S. government is expected to provide a total of $1.6 billion in direct funding awards and loans under the CHIPS Act, which should significantly accelerate and de-risk our build-out plans. If completed, the proposed collaboration would represent the largest government financing initiative to date for a rare earth company, reflecting the strategic importance of establishing a secure domestic supply chain for critical minerals, metals and permanent magnets. Rare earth oxides, metals, alloys and permanent magnets are essential parts of semiconductors and related manufacturing technology, as well as radar systems, missile and fighter jet guidance systems, and lightweight precision aerospace components, among many other applications.
•The implementation of our Accelerated Mining Plan (“AMP") that anticipates the start of commercial production at Round Top in late 2028. To assure our own domestic supply of material for metal making, we plan to mine raw material from our deposit at Round Top in Sierra Blanca, Texas, which we believe is one of the richest recoverable deposits of heavy rare earths in North America.
•The expansion of our metal making capabilities. In November 2025, we acquired Less Common Metals Ltd. (“Less Common Metals”), a proven ex-China producer of both light and heavy rare earth metals and alloys at scale. Since the closing of this deal in November 2025, we have begun to expand this operation to the benefit of the U.S. and its allies. In January 2026, with the support of the French government, we announced plans to build a metal making plant in Lacq, France with 3,750 metric tons per year (“MTPA”) of metal making production capacity. Metal making links the processing and separation capabilities that we're developing in Wheat Ridge, Colorado with our magnet manufacturing facility we are developing in Stillwater, Oklahoma (“Stillwater Facility”).

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 1

Executing on our mission requires a world-class team that can set a new pace for our industry’s dynamic development. We have assembled a team of industry experts to guide our strategic expansion program, supported by strong operational leaders with decades of experience in rare earths and other specialized industrial sectors. Our innovators are challenging conventional thinking and leveraging advanced technology to accelerate and scale USA Rare Earth.

Our Strategy

We are building a leading global rare earth value chain, from mine to magnet and beyond. We intend to secure, reshore, and grow the materials intelligence and production technologies required to stand up a resilient rare earth industry. This advanced industrial operating system should strengthen supply-chain security for the national defense, manufacturing and technology of the U.S. and its allies. Our plan is to build an integrated platform to encompass the entire rare earth value chain: extraction and separation of rare earth oxides; conversion of oxides into metals, alloys and strip-cast; and production of sintered neodymium-iron-boron (“NdFeB”) permanent magnets. This capability should address the supply-chain vulnerabilities created by China’s current dominance of rare earth processing, metal and magnet manufacturing.

Our operating priorities are to:

•develop our geologically unique Round Top Mountain HREE deposit (“Round Top Deposit”), which our analysis shows contains one of the largest HREE deposits in North America, while simultaneously securing light rare earth elements (“LREE”) and additional HREEs to support our business;
•apply our proprietary separation and extraction technologies we plan to develop at our research and development facility in Wheat Ridge, Colorado (the “Colorado Facility”), including solvent extraction processes optimized for the unique mineralogy of the Round Top Deposit, as well as third-party mixed rare earth carbonate (“MREC”) and swarf from magnet-making operations;
•expand our capacity to supply rare earth metals, alloys, and strip-cast products at commercial scale through our recently acquired Less Common Metals subsidiary in Cheshire, United Kingdom (“U.K.”), with further planned expansion into the U.S. and France; and
•build and expand our rare earth magnet manufacturing capability, starting with our Stillwater Facility, which has commissioned our first phase of production.

Our vision is to build a global rare earth value chain that combines the strategic advantages of integration with the commercial flexibility for each link to serve third-party customers and operate with standalone economics.
•The first link in the chain is our Round Top Deposit, where we have commenced our AMP including our Pre‑Feasibility Study (“PFS”) in the first half of 2026.
•The second link is our metal and alloy‑making business, Less Common Metals, which we believe possesses one of the strongest non‑China capabilities for converting rare earth element (“REE”) and critical mineral oxides into metals and alloys. This includes neodymium, praseodymium, dysprosium, terbium, samarium, yttrium, gallium, and other related REE metals and alloys used in high‑performance magnets. We intend to also use Less Common Metals’ capabilities in the U.S. and expand our footprint in Europe, initially with our operations in France.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 2

•The third link in our value chain is integrated magnet manufacturing, where we expect to produce NdFeB blocks and finished permanent magnets in a broad range of grades, dimensions, shapes, and coatings to suit customer specifications. At our Stillwater Facility, we successfully commissioned Phase 1a of sintered NdFeB permanent magnet block production in the first quarter of 2026, which involved running and testing the equipment to ensure production readiness. We expect to begin fulfilling customer orders in the second quarter of 2026, and anticipate further capacity expansion with the commissioning of Phase 1b, supporting increased production volumes to address customer demand.

History of USA Rare Earth

We were formerly known as Inflection Point Acquisition Corp. II (“Inflection Point”) and originally incorporated on March 6, 2023 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 21, 2024, Inflection Point entered into a business combination agreement (as amended, the “Business Combination Agreement”) by and among Inflection Point, USA Rare Earth, LLC, a Delaware limited liability company (“USARE OpCo”) and IPXX Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Inflection Point (“Merger Sub”).

On March 12, 2025, Inflection Point completed a domestication into a Delaware corporation by filing a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filing a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which Inflection Point was domesticated and continued as a Delaware corporation, changing its name to “USA Rare Earth, Inc.”

On March 13, 2025 (the “Closing Date”), pursuant to the Business Combination Agreement, Merger Sub merged with and into USARE OpCo, with USARE OpCo continuing as the surviving company (the “Merger”), and on March 14, 2025, shares of our Common Stock and warrants to purchase shares of our Common Stock at an exercise price of $11.50 per share began trading on Nasdaq under the symbols, “USAR” and “USARW,” respectively.

See Note 2, “Merger Transaction and Acquisition - IPXX Business Combination Agreement,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (the “Notes”) for further discussion on the Merger.
Unless otherwise indicated, the historical financial information included in this annual report on Form 10-K (this “Annual Report”), including the recast audited financial statements and the notes thereto in Part II. Item 8, “Financial Statements and Supplementary Data” and the information in Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are that of USA Rare Earth LLC prior to the consummation of the Merger.

The Less Common Metals Acquisition

On November 18, 2025 (“Acquisition Date”), Laconia Acquisition Sub Limited (“Laconia”), our wholly owned subsidiary, acquired Indian Ocean Rare Metals Pte. Ltd. (“IORM”), the parent of Less Common Metals (also referred to as “LCM”). The Less Common Metals acquisition, is expected to enhance our industry relationships, secure reliable sources of critical rare earth metals and alloys used in magnet production, improve control over the value chain and associated costs, support sustainable recycling initiatives for rare earth materials, and provide access to alternative low-cost feedstock.

See Note 2, “Merger Transaction and Acquisition - Acquisition of Indian Ocean Rare Earth Metals Pte. Ltd.,” of the Notes for further discussion of the Less Common Metals acquisition.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 3

Proposed Acquisition of Texas Mineral Resources Corp.

The Round Top Project (as defined below) consists of our operations and rights related to Round Top Mountain and the Round Top Deposit, including, but not limited to, land rights, water rights, and the Colorado Facility, which supports our operations at Round Top Mountain (“Round Top Project,” and together with the Stillwater Facility, our “Projects”). Round Top Mountain Development (“RTMD”) is our joint venture with Texas Mineral Resources Corporation (“TMRC”) that is driving the research and development of the Round Top Project. As of December 31, 2025, we held an 81.3% interest and TMRC held the remaining 18.7% interest in RTMD.

On March 4, 2026, we entered into a Definitive Agreement and Plan of Merger (the “TMRC Merger Agreement”) with TMRC and two newly formed merger subsidiaries that are our wholly owned subsidiaries, pursuant to which the first merger subsidiary will merge with and into TMRC, with TMRC surviving as a wholly owned subsidiary of ours, followed promptly by a second merger in which the surviving entity will merge with and into the second merger subsidiary, with such second merger subsidiary surviving as our wholly owned subsidiary (collectively, the “TMRC Mergers”) .

The acquisition would secure outstanding minority interests, establishing us as the sole operator and 100% economic beneficiary of the Round Top Project. This strategic transaction is expected to streamline our operations as we work to build a global leader in critical minerals and technology. We are developing a leading globally integrated mine to magnet platform, which is a U.S.-anchored value chain essential for the aerospace, defense, semiconductors, data centers, physical artificial intelligence (“AI”), energy, mobility, healthcare, and numerous industrial sectors.

Subject to the terms and conditions set forth in the TMRC Merger Agreement, at the effective time of the first merger, each issued and outstanding share of TMRC common stock (subject to specified exclusions) will be converted into the right to receive a number of shares of our common stock equal to the quotient obtained by dividing 3,823,328 by the aggregate number of TMRC shares outstanding on a fully diluted basis as of immediately prior to the effective time of the first merger, with cash paid in lieu of fractional shares.

The closing of the TMRC Mergers is subject to customary conditions, including, among others, the requisite approval of TMRC stockholders, required Nasdaq listing authorization (if applicable), the absence of any law or order prohibiting consummation of the TMRC Mergers, and the effectiveness of a registration statement on Form S-4, which will include a prospectus relating to our shares to be issued as merger consideration and a proxy statement relating to TMRC’s stockholder meeting to approve the proposed transactions. The TMRC Merger Agreement provides for certain customary termination rights for each of us and TMRC, including if the closing has not occurred within nine months of signing or if TMRC's stockholders do not approve the transaction.

Industry Overview

REE magnets, which include neo magnets, are one of the most powerful types of permanent magnets commercially available, as noted in a February 2023 report by the U.S. Department of Commerce, Bureau of Industry and Security. Certain REE magnets exhibit strong magnetic properties due to the atomic structure of REE which permits a dense concentration of magnetic field lines. This allows for the production of REE magnets with powerful magnetic fields relative to their size and weight which may be resistant to demagnetization, making them ideal for applications that require both high efficiency and compactness, such as devices and motors used in the aerospace, defense, semiconductors, data centers, physical AI, energy, mobility, healthcare, and numerous industrial sectors.

Strategic Importance of Heavy and Light Rare Earths (and Gallium)

HREEs, such as dysprosium, terbium and yttrium, are indispensable to U.S. defense and advanced‑technology platforms because they enable high performance in permanent magnets used in precision‑guided aerospace systems, jet engines, radar, medical resonance imaging (“MRI”) devices, semiconductors, traction motors, as well as other critical technologies. China controls ~99% of global HREE processing, leaving the U.S. and its allies highly exposed.

LREEs, most notably neodymium-praseodymium and samarium, are also important, forming the backbone of high‑strength magnets deployed broadly across mobility, medical devices, sensors, and industrial equipment, as well as defense systems.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 4

Gallium is also essential to semiconductors, high‑frequency electronics, satellite communications, and defense‑grade power electronics, is also concentrated, with China producing approximately 99% of refined supply, creating vulnerabilities across multiple strategic technology domains. In addition, during 2025, China imposed and expanded export controls and restrictions on certain rare earths and related materials, requiring companies to secure special export licenses and obtain Chinese government approval for exports of products containing even small amounts of Chinese-origin rare earths, among other restrictions.

Effective January 1, 2027, the implementation of Defense Federal Acquisition Regulation Supplement (“DFARS”) 225.7018 will prohibit the Department of War from acquiring samarium-cobalt and NdFeB permanent magnets, or any covered materials, mined, refined, separated, melted, or produced in China or other covered countries. These expanded sourcing restrictions are intended to address long-standing supply‑chain vulnerabilities tied to China’s dominant role in rare earth mining and processing and to reduce reliance on non‑aligned foreign nations. As the restrictions take effect, the U.S. Department of War procurement will increasingly require compliant, non‑China magnet supply, which remains limited and represents a critical gap ahead of the 2027 deadline. The shift is expected to create a bifurcated and larger global non-China market in which domestically compliant magnets command differentiated pricing relative to non‑compliant Chinese‑origin material, supporting investment in North American and allied mine‑to‑magnet capacity while reshaping long‑term procurement dynamics

These dependencies and regulations highlight the urgent need for the U.S. and allied nations to stand up new mining, refining, and magnet‑manufacturing capacity to establish secure value chains for the aerospace, defense, semiconductors, data centers, physical AI, energy, mobility, healthcare, and numerous industrial sectors.

Over the past several decades, the REE mine‑to‑magnet industry outside of China has been marked by underinvestment, aging infrastructure, and a shrinking cohort of experienced scientists and engineers. A new generation of scientists and engineers is now entering the field with modern training, fresh perspectives, and access to advanced technologies. Tools such as high‑fidelity computer modeling, digital twins, AI‑driven process optimization, and emerging platforms like quantum computing are expected to transform how REE mining, processing, metal‑making, magnet‑formula development, and advanced manufacturing can be designed, validated, and scaled. This new technical talent, combined with next‑generation analytical and production technologies, is expected to drive a renaissance in the non-China rare earth industry; supporting greater innovation, higher efficiency, and a more resilient, strategically aligned mine‑to‑magnet ecosystem.

Mining (Upstream)

There are a large number of REE deposits outside of China, but only three large commercial-scale rare earth mining operations currently produce meaningful volumes of refined oxide, and those three account for only a small fraction of global supply of HREEs.

Processing, Separation, Metal and Alloy Making (Midstream)

REE processing and separation is predominantly performed in China, with an estimated 90% of global REE processing and approximately 99% of global HREE processing, underscoring the near‑total dependence on Chinese separation capacity. Conversion of separated oxides into metals and magnet alloys is a distinct, capital and materials intelligence-intensive step that remains highly concentrated in or tied to China. Non‑China metallurgical capability is expanding, but remains small in absolute terms relative to significant potential demand. This midstream bottleneck, especially for HREE and samarium‑containing alloys, remains a critical limitation on downstream magnet manufacturing outside of China.

Magnet Making (Downstream)

NdFeB permanent magnets are used across aerospace, defense, semiconductors, data centers, physical AI, energy, mobility, healthcare, and numerous industrial sectors. Production is overwhelmingly dominated by China. This tight downstream capacity, combined with upstream HREE scarcity and midstream metal/alloy gaps, underscores the need for U.S. and allied nations to stand up integrated “mine‑to‑magnet” capacity to secure supply.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 5

Industry Production Process

Mining and Processing Ore into Rare Earth Oxides

Rare earth oxide (“REO”) production begins with the extraction of rare earth–bearing ore from open‑pit or underground mines. Once mined, REE ore is crushed and subjected to a physical beneficiation process, to create REE concentrate. The REE concentrate is processed further through hydrometallurgical circuits that separate rare earth elements from the host minerals and produce mixed or separated REO products. The production of REO requires specialized chemical processing infrastructure and significant environmental and regulatory compliance due to the handling of reagents and naturally occurring radioactive materials present in certain ores.

Converting Rare Earth Oxides into Rare Earth Metals and Strip‑Cast Alloys

To produce REE metals, REO is first converted into REE chlorides or fluorides, which are then reduced via metallothermic reduction reactions (“MRRs”), commonly using calcium or lithium as the reducing agent. The resulting metal is refined to achieve the purity levels required for alloying. REE metals such as dysprosium, terbium, neodymium, praseodymium, samarium, and others are then combined with iron, cobalt and other alloying elements using induction melting or vacuum melting to form master alloys. These alloys are rapidly solidified through strip‑casting, a process in which molten alloy is deposited onto a chilled wheel to produce thin flake with a controlled microstructure. Strip‑cast alloy flake is the primary feedstock for sintered NdFeB permanent magnet production and must meet stringent specifications for composition, grain structure, and magnetic performance.

Producing Sintered Neodymium-Iron-Boron Permanent Magnets from Strip‑Cast Alloy

Sintered NdFeB permanent magnet production begins with milling strip‑cast alloy flake into a fine powder and aligning the powder’s crystal structure in a strong magnetic field to maximize magnetic anisotropy. The aligned powder is then compacted into a green body and sintered at high temperature to achieve near‑theoretical density. Post‑sintering heat treatment is used to optimize grain boundary phases and enhance magnetic properties. The sintered blocks are subsequently machined to final dimensions and coated with protective plating, typically nickel‑copper‑nickel, epoxy, or other corrosion‑resistant coatings, to meet application and environmental durability requirements. Finished NdFeB permanent magnets produced through this process are the highest‑performance commercial permanent magnets available and are critical inputs to traction motors, power electronics, servomotors, industrial motors, MRI, advanced electronics, and other devices.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 6

Operations

METAL, ALLOY &
STRIP CASTING
Cheshire, UK
ROUND TOP:
RESEARCH &
DEVELOPMENT
Wheat Ridge, CO
METAL & MAGNET
PRODUCTION
Stillwater, OK
METAL, ALLOY &
STRIP CASTING
Lacq, FR
ROUND TOP:
RARE EARTH DEPOSIT
Sierra Blanca, TX

Our value chain currently operates in multiple locations. Our Round Top Mountain Development joint venture with TMRC operates in two locations, at the Round Top Deposit located in Sierra Blanca, Texas, and the related research and development facility located in Wheat Ridge, Colorado.

Our metal, alloy, and strip-cast making operations are currently performed at our Less Common Metals subsidiary with operations. We have planned metal-making operations in Lacq, France and in the U.S., initially at our Stillwater Facility, which is also the same facility of our initial U.S. magnet-making operation.

Round Top Mountain

Round Top Mountain, we believe, contains one of the largest recoverable HREE deposits in North America, along with other valuable critical minerals. We believe this deposit will supply a material portion of the U.S. HREE needs. Having significant quantities of HREE including dysprosium, terbium, yttrium and gadolinium, and other critical minerals such as gallium, hafnium and zirconium, Round Top Mountain could become a significant competitive advantage to us, as well as generate significant value. These HREEs and other critical minerals tend to have higher value when compared to the LREEs, due to their scarcity outside of Chinese controlled production. We do not plan to recover LREEs at Round Top Mountain as our total REO basket (i.e., the weighted average value of the individual REOs contained in the deposit based on their relative proportions and market prices) is ~72% HREEs, which we believe is one of the highest concentrations globally.

Round Top Mountain is uniquely characterized by a HREE distribution and concentration that is equal to, or higher than, many ionic clay deposits and conventional hard-rock resources. The mineralogy of the deposit enables a simplified and lower‑cost processing flowsheet (i.e., the sequence of processing steps and equipment used to convert mined ore into a salable product), compared to traditional REE operations; whereas conventional processing typically requires crushing, grinding, flotation, magnetic separation, roasting, acid baking, and leaching, Round Top Project’s flowsheet consists only of mining, crushing, heap leaching, and solvent extraction, reducing capital intensity, energy consumption, and operational complexity. The project also benefits from advantageous infrastructure, including proximity to major highways, access to rail, and availability of a skilled labor force in the nearby El Paso, Texas region

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 7

Our planned Round Top Mountain flowsheet currently contemplates ore extraction (top-down mining) with overland conveying, followed by a series of crushing circuits to prepare the ore for heap leach stacking. Bulk volume heap leaching on minerals that are readily dissolved in dilute sulfuric acid and sending pregnant leach solution (“PLS”) straight to hydrometallurgical (“Hydromet”) processing avoids the high capital costs associated with wet milling, flotation, magnetic separation, and cracking circuits used at most hard-rock REE operations. Our process is designed to use organic solvents that result in a lower environmental waste profile and are readily recyclable, supporting both cost efficiency and the sustainability objectives increasingly required by commercial customers and defense.

In December 2025, we announced an acceleration of the commercialization timeline for Round Top Mountain with commercial production targeted for late 2028, two years earlier than previously planned, under our AMP. Our plan is to begin to operate our Hydromet demonstration facility, including five solvent‑extraction circuits, continuously to obtain sufficient steady state data required for commercial plant design. These circuits are designed to process HREEs, including dysprosium, terbium and yttrium, as well as critical minerals such as hafnium and zirconium. We expect that this parallel‑process approach will reduce development costs and enable completion of the definitive feasibility study by early 2027, supporting the targeted commencement of commercial production at Round Top Mountain by late 2028.

RTMD is our joint venture and a limited liability company majority owned and controlled by us for the purpose of developing the Round Top Mountain and holds 100% of the mining rights to the Round Top Deposit. As of December 31, 2025, we held a 81.3% interest and TMRC held the remaining 18.7% interest in RTMD. TMRC’s interest is reported as a “non-controlling interest” in the Consolidated Statements of Operations and Comprehensive Loss in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report. For further discussion on adjustment of ownership percentages, see Note 5, “Variable Interest Entity,” of the Notes. As discussed further above, on March 4, 2026, we entered into the TMRC Merger Agreement with respect to the proposed TMRC Mergers.

For further information regarding the Round Top Project, see Part I, Item 2, “Properties – Round Top Project”.

Colorado Research and Development Facility

Our Colorado Facility is the central hub for our research and development activities focused on rare earth and critical minerals extraction and separation as well as advanced processing technologies. We expect that this facility, with 500+ planned mixer/settlers should become one of the largest and most sophisticated solvent extraction ("SX") demo facilities in the nation. In collaboration with the U.S. Department of Energy’s National Energy Technology Laboratory, we, at our Colorado Facility, are leveraging digital twin technologies to advance HREE separation technologies.

The Colorado Facility is not a commercial production facility, but rather develops and refines the technologies that, with success, would be applied at the Round Top Project. The Colorado Facility serves as the technical engine driving our proprietary extraction and separation technology platform, which is the foundational intellectual property underpinning our entire processing approach. The current focus of the Colorado Facility’s research is the development of separation processes to minimize the use of organic solvents and other reagents, while increasing recovery, intended to result in a lower waste profile as compared to alternative separation methods.

The Colorado Facility’s work is critical in creating robust commercial methods for separating and processing rare earths in a way that is both cost-effective and environmentally sustainable. Our methods are designed to use organic solvents that result in a lower environmental waste profile and are readily recyclable, both supporting cost efficiency and the sustainability objectives increasingly required by defense and commercial customers. To date, we have successfully separated all HREEs from LREEs and are now beginning our work on individual separations including dysprosium and terbium, as well as critical minerals, such as hafnium and zirconium, from the Round Top Deposit. Furthermore, we have demonstrated our ability to redissolve third party MREC in preparation for REE separation and we are currently in the process of separating third party MREC at the demonstration scale, and we have developed a flowsheet based on bench top analysis and are currently in the process of demonstrating our ability to recycle swarf from NdFeB permanent magnet production at our demonstration facility.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 8

The U.S. Department of Energy's (the “DOE”) National Energy Technology Laboratory has signed a letter of intent (“LOI”) to collaborate with us to advance heavy REE separation technologies at the Colorado Facility and Round Top Deposit, leveraging digital twin technology. The DOE has prioritized innovation in process modeling, the use of digital twins, and the deployment of test beds for material-processing research and development. Through this partnership, we expect that the DOE will contribute to the development of digital twins to advance REE separation technologies, with the ultimate goal of establishing the country's first fully domestic mine-to-magnet supply chain.

Less Common Metals

Our subsidiary, Less Common Metals, has operated as one of Europe’s REE metallurgy facilities for decades, building a strong track record in converting REE oxides into high-purity metals, master alloys, and strip-cast products at commercial scale, including neodymium-praseodymium, dysprosium, terbium, gadolinium and samarium metals; dysprosium-iron, terbium and samarium-cobalt strip-cast alloys; and critical strategic metals, such as yttrium.

In addition, Less Common Metals has the ability to convert recycled magnet oxides/fluorides into new metal products which supports our circular value chain objectives, and reduces our dependence on mine feed stock. Current annual capacity is approximately 2,500 MTPA of REE and critical mineral metal and alloy, with plans to significantly expand in the U.S., U.K. and France.

Our expansion into France through our Less Common Metals Europe SAS (“Less Common Metals-Europe”) subsidiary includes plans to develop a 3,750 MTPA metal and alloy production facility in Lacq, France. The France expansion is strategically aligned with the European Union’s (“EU”) Critical Raw Materials Act which mandates that by 2030 at least 10% of the EU’s annual consumption of strategic raw materials be sourced from domestic extraction and at least 40% from domestic processing. The Less Common Metals-Europe facility is projected to serve European defense and industrial customers directly, reducing logistics costs and tariff exposure while building regional and global customer relationships and enhancing value chain resilience. The Less Common Metals-Europe facility is planned to be located near Carester SAS’s Caremag oxide processing facility, which is scheduled for commissioning in late 2026. The combination of oxide processing with metal and alloy production is expected to create an integrated European rare earth midstream hub, supporting both regional and global customers while enhancing supply‑chain resilience.

Less Common Metals’ Proven Production Capabilities
Less Common Metals has a comprehensive suite of REE metallurgical capabilities using a range of specialized equipment. This includes molten salt electrolysis cells and metallothermic reduction furnaces for converting REE oxides/fluorides into high-purity metals; vacuum induction melting systems for producing custom alloy compositions to precise customer specifications; strip-casting lines that produce thin alloy flakes with optimized grain-boundary microstructure for subsequent hydrogen decrepitation and jet milling in sintered magnet production; and a full analytical laboratory with inductively coupled plasma spectrometry, X-ray fluorescence, and other characterization instruments to ensure product consistency and traceability.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 9

Less Common Metals’ current production portfolio includes individual REE metals (neodymium, praseodymium, dysprosium, terbium, samarium, gadolinium, yttrium, lanthanum, cerium, and others), NdFeB and samarium-cobalt master alloys formulated to customer specifications, strip-cast alloy flakes optimized for sintered magnet production, mischmetal, and custom alloy compositions for specialized defense and industrial applications.

Customers and Markets Served

Less Common Metals serves a diverse customer base spanning European, Japanese and North American defense contractors, permanent magnet manufacturers, mobility manufacturers, industrial automation companies, and specialty industrial users. Less Common Metals has a strategic partnership with Solvay SA (“Solvay”), a multinational chemical company, to supply rare earth metals to Permag LLC, a leader in high-precision magnets and magnetic assemblies, and Arnold Magnetic Technologies Corporation, a producer of advanced permanent magnets.

The Less Common Metals facility’s ability to produce both light and heavy rare earth metals and alloys positions it uniquely to serve customers requiring DFARS-compliant materials ahead of the January 2027 prohibition on Chinese-origin REE magnets in U.S. weapons systems. Less Common Metals’ established relationships with European defense and industrial customers validate the technology platform and provide the foundation for expansion into U.S. defense value chains as our integrated mine-to-magnet capability matures.

Magnet Manufacturing
By 2029, we plan to build facilities in the U.S. capable of producing an aggregate of 10,000 MTPA of sintered NdFeB permanent magnet, beginning at our Stillwater Facility. Our objective is to manufacture both sintered NdFeB permanent magnet blocks and finished sintered NdFeB permanent magnets to meet customer requirements across aerospace, defense, semiconductors, energy, mobility, healthcare, and a wide range of industrial markets.

Our capabilities include research and development to create proprietary magnet formulas, large‑scale production of sintered NdFeB permanent magnet blocks, and finishing operations that support a broad range of shapes and sizes. We commissioned Phase 1a of our Stillwater Facility in the first quarter of 2026. At full production capacity, we expect this line will produce approximately 600 MTPA of sintered NdFeB permanent magnet blocks. We are currently procuring equipment and completing engineering for commissioning of Phase 1b at the same facility. At full production capacity, we expect Phase 1b will produce approximately 600 MTPA of sintered NdFeB permanent magnet blocks.

Our Magnet Research and Product Development (“R&D”) Program

Our in-house Innovations Lab (the “Lab”), housed within the Stillwater Facility, and magnet development program (“R&D Program”) focus on developing the intellectual property, including technologies and processes for the development, qualification and manufacturing of sintered NdFeB permanent magnets.

Our R&D Program encompasses intellectual property development across multiple NdFeB grades, including standard grades (N35–a standard grade of neodymium magnets through N52–the strongest commercially available neodymium magnets, offering maximum magnetic strength (Gauss) in a compact, brittle package) and high-temperature grades (N35SH through N45UH, and beyond) that incorporate dysprosium and/or terbium additions to maintain coercivity at elevated operating temperatures. High-temperature grade (SH–Super High, UH–Ultra High, and EH–Extra High) designations are critical for defense applications, including precision-guided munitions, satellite attitude control systems, and directed energy weapons, as well as mobility or traction motors where magnets must maintain performance levels above 150°C.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 10

Our research and development capabilities for sintered NdFeB permanent magnets also include advanced grain‑boundary‑diffusion (also known as “GBD”), which enhances magnetic performance while significantly reducing the need for both LREEs and HREEs. This technology enables more efficient material utilization and supports cost-effective, sustainable solutions for specialized magnet applications.

Stillwater Magnet Production Equipment

Our Stillwater Facility houses a complete sintered NdFeB permanent magnet production line, including hydrogen decrepitation (“HD”), course grinding, jet milling, which further reduces the material particle size, wet pressing and magnetic pole alignment, sintering process, and post-sinter heat treatment. Our products then go through both a finishing and grinding process to meet the dimensional tolerances and surface specifications of our customers. Following these steps the part surfaces are coated with either nickel-copper-nickle, zinc, or epoxy. Parts can also be magnetized based on our customers specifications. Our finishing capabilities include precision grinding, slicing, wire electrical discharge machining (“EDM”), and surface treatment including nickel, zinc, and epoxy coating lines. These finishing operations are essential for producing magnets to the dimensional tolerances and surface specifications required by defense and precision industrial customers.

Target Products and Customer Applications

Our Stillwater Facility is designed to produce sintered NdFeB permanent magnets in standard and custom geometries, including blocks, arcs, rings, and discs. We are actively engaged in customer qualification programs and prototype supply discussions with commercial original equipment manufacturers (OEMs) and defense contractors.

Our focus, including considering the DFARS 225.7018 restriction on Chinese-origin rare earth magnets, is to manufacture sintered NdFeB permanent magnet in a variety of shapes, sizes and strengths that will be applicable to a wide range of sectors, such as aerospace, defense, semiconductors, data centers, physical AI, energy, mobility, healthcare, and numerous industrial sectors, and application usage, such as traction motors, power electronics, servomotors, industrial motors, MRI, advanced electronics, and other devices. These sectors and applications demand magnets that are size specific, have a wide range of strength for their applications, and can tolerate a range of heat specifications.

Swarf Recycling

We intend to recycle the sintered NdFeB permanent magnet swarf generated during our finishing operations. Swarf refers to the fine metallic particles and scrap material produced when magnet blocks are cut, ground, or shaped to final dimensions. We believe these finishing steps may generate between 10% to 30% swarf as a percentage of total magnet finishing. We plan to collect and process this material for reuse by creating a swarf recycling processing line producing REE oxides that can be reintegrated into our Less Common Metals metal and alloy making process which ultimately is used to create strip cast material used in the magnet production process. This closed‑loop approach is expected to reduce waste, improve raw material efficiency, and support a fully integrated, circular production cycle. We expect to have our swarf processing line in operation by the end of 2027, and our intention is to ultimately recycle 100% of our swarf in-house.

Competition

We face, or are expected to face, significant competition both domestically and globally in the rare earth market, particularly in the production of sintered REE neo magnets. The most prominent global competitor is China, which controls a substantial majority of the world’s rare earth magnet production and has established dominance in the neo magnet supply chain and magnet production. China’s rare earth and magnet industries benefit from extensive government support, allowing Chinese companies to offer REEs and magnets at subsidized prices, often undercutting other producers. Moreover, Chinese companies have invested heavily in improving their processing capabilities, giving them a technological and cost advantage in the global market, and we believe, at the expense of world sustainability and employee practice standards. Since December 2023, China has banned the export of such technologies and capabilities. This dominant stronghold poses a challenge for us as we seek to build an integrated domestic value chain.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 11

Domestically, we compete with MP Materials Corporation (“MP Materials”), which operates a LREE mine in the U.S. and is pursuing a mine‑to‑magnet strategy; however, its resource base is primarily light rare earth elements. In downstream magnet manufacturing, we face competition from Noveon Magnetics Inc. and VACUUMSCHMELZE GmbH & Co. KG (VAC), both of which operate established U.S. magnet‑making capabilities. We also consider KSM Metals Co., Ltd., owned by Australian Strategic Materials Ltd. and currently in the process of being acquired by Energy Fuels, Inc., as an emerging competitor in rare‑earth metal‑making capacity.

Internationally, our primary competitors include Lynas Rare Earth Ltd., a leading non‑Chinese rare earth producer whose operations are largely focused on LREEs with only limited HREE production, and Serra Verde Group, which produces both LREE and HREE but currently relies on processing pathways that flow through China.

There is growing competition from emerging players that are developing innovative technologies for rare earth separation and processing, as well as magnet production. As the demand for HREE materials and neo magnets grows, we will need to not only navigate price competition but also innovate in separation and processing techniques while simultaneously securing long-term customer offtake agreements.

While we are an early-stage company with a limited operating history, we intend to compete by building a leading global rare earth value chain that encompasses extraction and separation of rare earth oxides; conversion of oxides into metals, alloys and strip-cast; and production of sintered NdFeB permanent magnets.

Seasonality and Cyclical Factors

Our magnet production operations and planned future mining activities are subject to seasonal and cyclical factors that may affect production levels and market demand. These factors include, among others, weather-related events, such as severe thunderstorms, tornadoes, flash flooding, hail, high winds, ice storms, and extreme heat, changes in regulatory requirements, fluctuations in raw material prices resulting from changes in supply and demand or inflationary pressures, and changes in demand for end-use applications, among other factors.

Demand for NdFeB permanent magnets can also exhibit other types of cyclicality. Customer ordering patterns are often shaped by broader economic conditions, government policies, and industry‑specific incentive programs. The extent to which these cycles may affect our business will depend on the concentration of our customer base within particular end markets and sectors as we scale. As we execute our strategy to serve a broad range of industries, we believe that diversification across multiple sectors may help mitigate the effects of demand cyclicality over time.

Intellectual Property

We have applied for a U.S. patent in connection with our proprietary methods for metal extraction. This patent application is currently pending. Additionally, we utilize trade secret protection and non-disclosure agreements to protect our proprietary rare earth technology. We hold a trademark for our logo. Generally, we rely on a combination of trade secret protection, non-disclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 12

Environmental, Health and Safety Matters

We are, or may become, subject to numerous and extensive federal, state and local laws, regulations, permits and other legal requirements applicable to the metal and magnet production, mining and mineral processing industries, including those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, greenhouse gas (“GHG”) emissions, waste management, plant and wildlife protection, handling and disposal of hazardous and radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Such laws, regulations, permits and legal requirements have had, and will continue to have, a significant effect on our results of operations, earnings and competitive position. Environmental laws and regulations, as well as stakeholder expectations, continue to evolve, which may require us to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for non-compliance, and result in a heightened degree of responsibility for companies and their officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or could otherwise delay, limit or prohibit operations, or impose other restrictions upon, our current or future operations or result in the imposition of fines and penalties for failure to comply. Complying with this panoply of regulations is complicated and requires significant attention and resources. Our employees and consultants have a significant amount of experience working with various federal, state and local authorities to address compliance with such laws, regulations and permits; however, we cannot assure you that at all times we have been or will be in compliance with such requirements.

We expect to continue to incur significant sums for ongoing environmental expenditures relating to our operations, including salaries, and the costs for monitoring, compliance, reporting, pollution control equipment and permitting. In addition, we plan to invest significant capital to maintain and upgrade certain infrastructure related to environmental sustainability and safety.

Environmental, Health & Safety Laws and Regulations – United States

There are numerous and extensive federal, state and local environmental, health and safety laws and regulations to which we are or may become subject, including the laws and regulations listed below. Violation of such laws and associated regulatory programs can result in civil, criminal and administrative penalties and substantial liability for the costs of correcting violations and remediating any environmental damage caused by the violations. Under certain statutes, private citizens may bring enforcement suits. We expect to maintain regular communication with regulatory bodies to stay updated on any changes or additional requirements.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 13

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed federal action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency (the “EPA”), other agencies, and any interested third parties may review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

Clean Water Act. The Clean Water Act (“CWA”) and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the U.S. (or state waters under state laws). The CWA can regulate storm water from mining facilities and require a storm water discharge permit for certain activities. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by an appropriately issued permit. CWA regulations and controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future.

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

Atomic Energy Act. The Nuclear Regulatory Commission (“NRC”), pursuant to its authority under the Atomic Energy Act of 1954, as amended, oversees the regulatory framework governing the control of radioactive materials, including beneficiation and processing of rare earths that contain radioactive source materials such as uranium and thorium. The NRC is responsible for issuing licenses that govern the handling of source material involving certain concentrations of radioactive material. Once operational, our Round Top Project, including waste generation at the project, may be subject to NRC regulations in order to receive title to, possess, use, transfer, deliver or export source and byproduct materials.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 14

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

From time to time, we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of our business, the outcomes of which are subject to uncertainty. Any claims against us, whether meritorious or not, can be time-consuming, result in costly litigation, require significant management time, create a negative perception of the company with communities, stakeholders, and government agencies and result in the diversion of significant operational resources. See Item 3, “Legal Proceedings,” for information regarding legal proceedings.

Environmental, Health and Safety Laws and Regulations – United Kingdom and European Union

Our newly acquired subsidiary, Less Common Metals, which operates a rare earth metallurgy facility in the U.K., is or may be subject to several U.K. and EU laws and regulations applicable to rare earth oxide processing, metal and alloy production, chemicals handling and manufacturing. These include laws and regulations that govern air emissions (including GHG emissions), water usage, wastewater and effluent discharges, waste management, handling and disposal of hazardous substances, chemicals registration and authorization, prevention and, if necessary, remediation of soil and groundwater contamination, land use, industrial permitting, and product compliance. Non-compliance with such laws and regulations can result in civil, criminal and administrative penalties and substantial liability for the costs of correcting non-compliances and associated remediation.

Environmental and sustainability laws continue to develop in each of the U.K. and the EU. Such developments may require us to meet stricter standards or give rise to greater enforcement risk, and may increase liability risk for officers and directors. Meeting the developing requirements may require increases in capital or operating costs to achieve and maintain compliance.

The environmental, health and safety laws and regulations which Less Common Metals is or may be subject to include the laws and regulations listed below.

Environmental Permitting. Less Common Metals’ operations in the U.K. are likely regulated under the Environmental Permitting (England and Wales) Regulations 2016, enforced by the Environment Agency (“EA”). As an industrial facility engaged in the production of rare earth metals and alloys for the permanent magnet industry, with processes involving fused salt electrolysis, vacuum induction casting, strip casting, solid state co-reduction, milling and hydrogen decrepitation, Less Common Metals may be required to hold an Environmental Permit governing, amongst other things, any releases to air, water and land, and which imposes review, monitoring, and control requirements. Facilities of this type and scale are also often subject to the Industrial Emissions Directive (as retained in law in the U.K. and enforced by the EA), which requires high-pollution industrial installations to operate under emissions permits based on Best Available Techniques. The EA may vary, suspend, or revoke permits for non-compliance, and can impose significant civil and criminal penalties. Maintaining compliance with existing and future permits, or dealing with modifications can result in operational constraints and costs. Similar permitting regulations are likely to apply in relation to Less Common Metals’ existing and proposed operations in France.

Environmental Impact Assessment. Any material expansion, modification or new development of Less Common Metals’ facilities in the U.K. which falls within the scope of the Town and Country Planning (Environmental Impact Assessment) Regulations 2017 may be subject to a requirement to carry out a formal Environmental Impact Assessment (“EIA”) as part of the planning consent process. An EIA requires an assessment of potential effects of such development on the environment, including air quality, water, biodiversity, noise, and human health. It is possible for an EIA process to cause delays in obtaining required consents or result in conditions being imposed that affect the economic viability or operational parameters of a proposed project.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 15

Land Condition. Given the site in the U.K. has historical industrial and manufacturing use, and given the nature of the REE oxide processing operations conducted by Less Common Metals, there is a risk that contamination may be present in, on, or under the site arising from current or historic operations. Land contamination is regulated under Part IIA of the Environmental Protection Act 1990 and the Contaminated Land (England) Regulations 2006. If land is designated as contaminated under this regime, remediation notices may be served on those who caused or knowingly permitted the contaminating substances to be present in the land. We cannot assure you that we will not be required to undertake remediation works in the future, or that the costs of any such remediation will not be material to our financial condition or operations. Regimes governing liability for historic land liability also exist in France.

Chemicals Regulation. Operations involving the handling, processing, and production of chemical substances are likely subject to the U.K. Registration, Evaluation, Authorisation and Restriction of Chemicals regime (“UK Reach”), enforced by the Health and Safety Executive (“HSE”). UK REACH is the U.K.’s standalone equivalent of Regulation (EC) No 1907/2006 on the Registration, Evaluation, Authorisation and Restriction of Chemicals (“EU REACH”). UK REACH imposes registration, data submission, and authorization obligations in respect of substances manufactured or imported into Great Britain above prescribed tonnage thresholds. Rare earth compounds, including oxide feedstocks and metal products, may be subject to registration requirements. Failure to register substances or comply with authorization conditions can result in obstructions to manufacturing or the supply of those substances, and may give rise to enforcement action by the HSE. If substances or articles are supplied into the EU or European Economic Area, including for the purpose of operations in France, these may also be subject to obligations under EU REACH, which again requires registration requirements for substances manufactured in or imported into the EU above defined tonnage thresholds, and authorization for certain substances, such as substances of very high concern. Non-compliance with EU REACH can result in the prohibition of supply into the EU market and enforcement action by competent authorities in the relevant EU member state.

Waste Regulation. The generation, storage, treatment, and disposal of waste is dealt with in similar ways across the U.K., the EU and France, with local regimes all rooted in the EU Waste Framework Directive. In the U.K., these include the Environmental Permitting (England and Wales) Regulations 2016, the Waste (England and Wales) Regulations 2011, and the Hazardous Waste (England and Wales) Regulations 2005. These regimes impose requirements as to the classification, handling, storage, transfer, treatment and disposal of both non-hazardous and hazardous waste arising from industrial operations. Producers of hazardous waste are subject to additional documentation, consignment and disposal obligations. Violations of applicable waste regulations may result in civil and criminal penalties.

Air Emissions. For any installations falling within scope of the U.K. Emissions Trading Scheme (“UK ETS”) or the EU Emissions Trading System (“EU ETS”) with GHG emissions above applicable thresholds, operators of such installations are required to surrender allowances equivalent to their verified emissions annually, and failure to do so may result in financial penalty.

Critical Raw Materials. Any rare earth elements and metals produced or processed which are classified as critical raw materials by the U.K. and the EU are subject to strategic emerging regulations. In the U.K., the Critical Minerals Strategy published by the U.K. Government identifies rare earth elements as strategic priorities and may give rise to funding mechanisms for the processing of such materials. In the EU, Regulation (EU) 2024/1252 on Critical Raw Materials (“CRMA”) establishes benchmarks for the EU’s domestic capacities in extraction, processing and recycling of strategic raw materials, including rare earth elements, and imposes due diligence, auditing, and supply chain risk obligations on companies placing certain raw materials or products containing them on the EU market. Evolving requirements under the CRMA and its implementing regulations, and any similar emerging U.K. rules, may impose additional operational, reporting, or supply chain obligations on Less Common Metals and its customers, and could affect the competitive environment in which we operate.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 16

Health and Safety. There are several health and safety regulations relevant to Less Common Metals’ activities in the U.K., including the Health and Safety at Work etc. Act 1974 (UK) and regulations made thereunder, including the Control of Substances Hazardous to Health Regulations 2002 (“COSHH”), the Management of Health and Safety at Work Regulations 1999, the Dangerous Substances and Explosive Atmospheres Regulations 2002 (“DSEAR”), and the Control of Major Accident Hazards Regulations 2015 (“COMAH”). COSHH requires the assessment and control of workplace exposure to hazardous substances, including rare earth compounds, metal dusts, and process chemicals. Given the scale and nature of Less Common Metals operations, the facility may be subject to COMAH obligations applicable to establishments storing or handling hazardous substances above prescribed threshold quantities, which impose requirements relating to major accident prevention, storage, safety reports, engagement with local authorities. The Health and Safety Executive is the regulatory authority responsible for enforcement. Failure to comply with health and safety requirements imposed by the HSE can result in improvement or prohibition notices, and civil or criminal liability. Similar health and safety regimes are likely to be in place locally in France.

Permits and Approvals

At our Stillwater Facility, we currently hold and are implementing a Spill Prevention and Countermeasures Control (“SPCC”) Plan. At the Round Top Project, we have obtained coverage under the Texas Commission on Environmental Quality (“TCEQ”) Construction Stormwater Permit TXR150000 and maintain the associated Storm Water Pollution Prevention Plan.

At one or both sites, we currently expect that we may need to obtain many or all of the following permits in our future to conduct its business as currently planned:

•Radioactive equipment registration
•Petroleum storage tank registration
•Industrial stormwater permit (or coverage under a general stormwater permit)
•Industrial waste registration
•Air emissions permit
•Industrial waste water on-site sewage and/or process water discharge permit
•Other building and construction permits

Human Capital Resources

Our workforce is the foundation of our ability to execute on our mission. As of December 31, 2025, we had a total of 132 employees, all of whom are full-time, across multiple locations in the U.S., principally in Oklahoma, Colorado, and Washington D.C., and in the United Kingdom. Our team encompasses engineers, scientists, mining specialists, manufacturing experts, and operations professionals with deep expertise in rare earth processing, metal-making, and magnet manufacturing. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we consider our employees relations to be good.

Our global operations management brings extensive domain knowledge, expertise and leadership to the critical minerals, metals, and magnet value chain, and has been building a team of experts in the field who are process- and goal-focused, with the drive to execute successfully.

We support employee development through training programs that build leadership and technical skills, as well as product and manufacturing training to deepen understanding of our processes, and pathways for career advancement as we scale operations across our platform.

We recognize that attracting talent is only part of the equation; retaining and developing our talent is equally critical. We are committed to creating an environment where employees can thrive professionally and personally through competitive compensation and benefits, including variable pay tied to company and individual performance, equity participation for all full-time employees where permitted, professional and educational training as needed, and comprehensive health and welfare benefits, including mental wellness programs.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 17

We believe in supporting our employees through training and professional development. To assess and improve retention and engagement, we are designing and implementing an employee pulse check program that will provide regular, real-time feedback on employee sentiment, allowing us to identify and address concerns as they emerge rather than retrospectively. We maintain open communication through regular town hall meetings and small-group sessions with executive leadership. Our Code of Business Conduct, reflected in our employee manual and training programs, includes policies against harassment, bullying, and workplace bias, and serves as a foundation for maintaining our culture as we grow.

We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations, and accepted practices pertaining to workplace safety. All employees are required to comply with established safety policies, standards, and procedures, and to complete annual safety training based on their job function. We have developed and maintain company-wide policies to ensure employee safety and compliance with domestic and international safety standards.

Additional Information

Our website is https://usare.com. We also maintain an Investor Relations website as a routine channel for distribution of important information, including news releases, presentations, and financial statements (https://investors.usare.com). We intend to use our Investor Relations website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website in addition to press releases, SEC filings, and public conference calls and webcasts. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the Investor Relations section of our website, as soon as reasonably practicable after these documents have been filed with, or furnished to, the SEC. The information contained on our website, or any other website, is not part of this report nor is it considered to be incorporated by reference herein or with any other filing we make with the SEC. Our headquarters and primary manufacturing center is located at 100 W. Airport Road, Stillwater, Oklahoma 74075, and our main telephone number is (813) 867-6155. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov. We have included this website address only as an inactive textual reference and do not intend it to be an active link to the SEC website.

Item 1A — Risk Factors

The following discussion sets forth what management currently believes could be the most significant risks and uncertainties that could impact our business, results of operations, and financial condition. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the following events occur, our business, results of operations, and financial condition may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations. References to past events are provided by way of example only and they or the lack of reference to any past event or example are not intended to be a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 18

Risks Related to Manufacturing and Production

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

We do not have declared mineral resources as defined under Item 1300 of Regulation S-K and have not yet begun to extract minerals from the Round Top Project. The Round Top Deposit might not be able to be commercially mined and our ongoing exploration programs may not result in the development of profitable commercial mining operations. Few properties or deposits that are explored are ultimately developed into producing mines. Major expenses will be required to complete the Round Top Project. We may not be able to develop the Round Top Project into an operating mine and doing so may not result in the commercial extraction of mineral deposits. There are many factors that may result in the Round Top Project not reaching completion or production, including failure to obtain adequate funding, failure to successfully complete a pre-or a definitive feasibility study that the project could profitably produce rare earth minerals, failure to meet lease related timelines, failure to satisfy other operational risks regarding obtaining adequate power, water, expertise and human resources, failure to obtain and sustain the necessary permits for operations and other aspects of the business of operating the Round Top Project. We may never reach commercial or profitable production of rare earth minerals. Even if the Round Top Project is mined, we may not realize profits from our exploration or development activities in the short, medium, or long term. The actual risks that we will face in the future in connection with the Round Top Project are unknown at this time, but may include:

•The preliminary and definitive feasibility studies, when delivered, may not support the economic viability of the Round Top Project moving forward, and the assumptions used in the studies to underpin the viability of the Round Top Project (including, but not limited to, the prices of critical minerals, rare earth minerals or lithium) may not remain accurate in the future.
•We are in the process of developing a flow sheet with respect to the processing of rare earth minerals from our assets in the Round Top Project, but we may not be able to do so. If we are unable to develop a flow sheet that results in profitable production, our business and results of operations may be harmed.
•An increase in the global supply of rare earth magnets or critical and rare earth minerals and lithium related products, dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 19

•When compared to many industrial and commercial operations, mining exploration and development projects are high risk and subject to uncertainties. Each mineral resource is unique and the nature of the mineralization, and the occurrence and grade of the minerals, as well as behavior of the mineral resource during mining, are unpredictable. Any mineral resource estimates may be materially different from mineral quantities we may recover, any life-of-mine estimates may prove inaccurate and market price fluctuations and changes in operating and capital costs may render mineral resources uneconomic to mine. Uncertainty and/or error in our estimates of minerals in the Round Top Deposit could result in lower-than-expected revenues and higher-than-expected costs.
•The mining and production of rare earth and critical minerals and lithium and related products is a highly competitive industry in a high demand and growth environment and additional rare earth and critical mineral and lithium manufacturing, refining and mining competitors could result in a reduction in revenue.
•The imposition of tariffs related to rare earths and other critical minerals and a resulting trade dispute could disrupt the market for our products.
•The mining and production of rare earth and critical minerals and lithium and related products is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or resources to provide for such activities, it could negatively impact our business.
•The performance of the Round Top Project will depend on its ability to reach favorable production rates for the separation of rare earths.
•The revenue generated by the Round Top Project may be negatively impacted by possible competition from substitutions for critical and rare earth minerals and lithium.
•Our continued growth depends on our ability to obtain commercial deployment of our mineral processing and purification technology, or the identification of third-party technologies or processes, and the ability of any such technology and/or processes to efficiently process and purify one or more feedstocks of mixed rare earth mineral concentrates.
•Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated, and future development activities may not result in profitable mining, processing or production operations.
•The Round Top Project has no operating history on which to base estimates of future operating costs and capital requirements. Before operations commence, any projections we may produce are based upon estimates and assumptions made at the time they were prepared. If these estimates or assumptions prove to be incorrect or inaccurate, our actual operating results may differ materially from any forecasted results.
•Our resource estimates, if any, may change significantly when new information or techniques become available. In addition, by their very nature, resource estimates are imprecise and depend to some extent on interpretations, which may prove to be inaccurate. As further information becomes available through additional fieldwork and analysis, our estimates, if any, are likely to change and these changes may result in a reduction in our resources. These changes may also result in alterations to our development and mining plans, which may, in turn, adversely affect our operations.
•We face opposition from organizations that oppose mining which may disrupt or delay our Round Top Project.
•We will be required to obtain and sustain governmental permits and approvals to develop and operate the Round Top Project, a process which is often costly, time-consuming and somewhat uncertain as to outcome. These permits may include permits related to disposal of radioactive mineral waste, which will depend on how we conduct our processing operations in the future as well as what thresholds (regarding whether a permit is required or not) are set by the government at that point in time. Failure to obtain or retain any necessary permits or approvals for our planned operations may negatively impact our business.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 20

•Our mining rights are held by one of our subsidiaries, which as of December 31, 2025, is owned approximately 81.3% by us and approximately 18.7% by a minority member of the applicable subsidiary. If the minority member does not meet its capital contribution requirements, then we would need to raise additional funds to cover the minority member’s shortfall in connection with the Round Top Project in exchange for additional equity in the subsidiary. Additionally, if the value of the equity of the minority member increases then the rate of dilution of the minority member’s equity in the subsidiary will decrease. Further, our interests may not align at all times with such minority member and divergence of interests may negatively impact our business.
•A third-party has obtained prospecting permits from the Texas General Land Office (“GLO”) for land in close proximity to our Round Top Project, including land for which we have an active surface lease. There is a possibility for the third-party to convert such prospecting permits into mineral leases and, if converted, such mineral leases would potentially impact our ability to conduct our operations as currently planned.
•Land reclamation and mine closure may be burdensome and costly.
•Because of the dangers involved in the mining of minerals, there is a risk that we may incur liability or damages as we conduct our business.
•We and our management do not have experience operating a mine and may not have a complete or accurate understanding of the risks we may face in the future related to the Round Top Project.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 21

Our research and development programs may not succeed in achieving their technological objectives, which could impair our ability to establish commercially viable extraction, separation, and magnet manufacturing operations.

Our business model and long-term commercial success depend heavily on the successful outcome of our research and development activities across two distinct programs: (i) our Colorado Facility, focused on developing proprietary extraction and separation technologies; and (ii) our in-house Innovations Lab and R&D Program at the Stillwater Facility, focused on developing the intellectual property, technologies, and processes for manufacturing of sintered NdFeB permanent magnets. There is no assurance that either program will yield commercially viable, scalable results. The Colorado Facility is a development and demonstration facility, not a commercial production facility, and the technologies developed there may prove insufficient or prohibitively costly to scale. Similarly, our Innovations Lab may fail to develop magnet formulations and processes that are competitive in performance and cost, or that satisfy the exacting qualification requirements of defense and commercial customers. If our research and development programs fail to achieve their objectives, or if successful results cannot be translated into scalable commercial processes in a timely manner, our business, results of operations, and financial condition could be materially and adversely affected.

Until our Round Top Project is capable of satisfying our feedstock needs, if ever, our business is subject to the availability of rare earth oxide and metal feedstock, in quantities and prices that allow us to develop and commercially operate our Stillwater Facility.

Our Round Top Project is in its exploration stage and is not currently able to satisfy the feedstock needs necessary for the development and commercial operation of our Stillwater Facility and may never be able to do so. Unless and until our Round Top Project is capable of satisfying our feedstock needs, we will be required to enter into feedstock supply agreements with third-parties. We are in the process of pursuing feedstock supply and offtake arrangements with potential counterparties in an effort to provide adequate sources of feedstock for the purchase of all or substantially all of our production from our Stillwater Facility, once operational, on terms favorable to us. As discussed elsewhere in this Annual Report, we have executed feedstock supply agreements with certain counterparties. However, they may not be able to provide all of the feedstock which we may require or at economical prices. If we are unable to secure supply agreements that ensure that all of our feedstock needs are met or if we are able to secure such agreements but the counterparties fail to meet their obligations, we may not achieve our goals. If this happens, our results of operations and financial condition could be materially and adversely affected.

The production of neo magnets is a capital-intensive business that requires the commitment of substantial resources; if we do not have sufficient capital or other resources necessary to provide for such production, it could negatively impact our business.

Neo magnet production requires large amounts of capital, and long-term production and processing requires significant capital investment, working capital, and ongoing maintenance expenditure. We expect to materially increase our capital expenditures and working capital requirements to begin production of neo magnets and support the growth of our business and operations. To support this growth, we may need to raise additional capital (debt or equity) from time-to-time to complete or fund our long-range Projects. Our long-term business plan is based on, among other things, expectations as to capital expenditures and if we are unable to fund those long-term capital expenditures or the level of necessary capital expenditures increases above our current expectations, we will not achieve the long-term targets set forth in our business plan or be able to develop currently contemplated or future capital projects or be able to continue production at cost-effective levels. Furthermore, any such reduction in long-term capital expenditures may cause us to forego some of the benefits of any future increases in commodity prices, as it is generally costly or impossible to resume production immediately or complete a deferred expansionary capital expenditure project once delayed, which may adversely affect our results of operations or financial condition.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 22

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

Because our revenue is, and will for the foreseeable future be, derived from the production and sale of neo magnets, changes in demand for, and the market price of, and taxes and other tariffs and fees imposed upon such products and their inputs could significantly affect our profitability. Our financial results may be significantly adversely affected by declines in the prices of neo magnets or increases in the prices of necessary feedstock. Neo magnet prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, tariffs, inflation or deflation, currency fluctuations, shipping and other transportation and logistics costs, global and regional supply and demand for neo magnets, potential industry trends, such as competitor consolidation or other integration methodologies, and the political and economic conditions of countries that produce and procure neo magnets. Furthermore, supply side factors have a significant influence on price volatility for critical and rare earth minerals, necessary feedstock, and neo magnet prices. Supply of rare earth minerals, necessary feedstock, and neo magnets is currently dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards and has and may continue to change such production quotas and environmental standards. Periods of over supply or speculative trading of critical and rare earth minerals can lead to significant fluctuations in their market price .

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

Additionally, because we are heavily dependent on third parties for feedstock, changes in the demand for, the market price of, or taxes, tariffs, or other fees imposed on such feedstock may affect our ability to acquire our supply needs at an economical price. Changes in the price of feedstock could materially and adversely affect our operations and ultimate financial results.

Risks Related to Business Operations

Since our inception, we have generated negative operating cash flows and we may experience negative cash flow from operations in the future. We may not be successful in achieving profitability.

We are an early-stage company with a limited operating history. Since our inception, we have generated negative operating cash flows and we may experience negative cash flow from operations in the future. We incurred a net loss of $298.5 million for the year ended December 31, 2025 and had an accumulated deficit of $387.4 million as of December 31, 2025. Our 2025 revenues were derived solely from our Less Common Metals business for a portion of the year following the Less Common Metals acquisition, and we have not yet generated revenues from neo magnet manufacturing or mineral production. We expect to sustain substantial operating expenses without generating sufficient revenues to cover those expenditures for the foreseeable future. Our future operations and strategic plans may be dependent upon the identification and successful completion of equity or debt financings. We may not be successful in completing equity or debt financings or in achieving profitability.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 23

We may not be able to generate positive cashflow from our expected future business operations. Our long-term success will depend on implementing our business strategy and operational plan, as well as our ability to generate revenues, achieve and maintain profitability and develop positive cash flows from our magnet production.

Our ability to continue with our business plan to produce and sell neo magnets and our future plans regarding the Round Top Project, ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. We cannot assure you that our Projects will result in achieving and maintaining profitability and developing positive cash flows. The economic viability of our future business activities has many risks and uncertainties including, but not limited to:

•a significant, prolonged decrease in the price of neo magnets;
•difficulty in marketing and/or selling neo magnets;
•significantly higher than expected capital costs to construct and commission our Projects;
•significantly higher than expected feedstock costs to support magnet production in the near term until the Round Top Project is capable of satisfying our feedstock needs;
•significant delays, reductions or stoppages of production activities;
•shortages of adequate and skilled labor or a significant increase in labor costs;
•the introduction of significantly more stringent regulatory laws and regulations and associated delays in permitting; and
•delays in the availability of necessary equipment, including construction or production equipment.

Our future business activities may change as a result of any one or more of these risks and uncertainties.

We may not be able to convert current commercial discussions and/or memorandums of understanding with customers for the sale of our neo magnets and other products into definitive contracts, which may have a negative effect on our business.

We do not currently have any contractually committed customers for the planned output and delivery of neo magnets. We are actively working on completing our Stillwater Facility. Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. We do not currently have any revenue or definitive off-take or sales agreements with customers in place. Although we are in periodic discussions with potential customers regarding potential offtake agreements, there is no assurance that the parties will be able to reach an agreement or that we will be able to produce and deliver the required neo magnets in accordance with the customer’s required specifications and timing requirements. If we are unable to negotiate, finalize and maintain such agreements and satisfy the conditions thereto in order to enter into definitive agreements, or are only able to do so on terms that are unfavorable to us, we will not be able to generate any revenue, which would have a material adverse effect on our business, prospects, operating results and financial condition.

We anticipate that in some cases our products will be delivered to certain customers on an early trial deployment basis for customer evaluation. If our targeted customers do not commit to making meaningful orders, it could adversely affect our business, prospects and results of operations. Our customers may require protections in the form of price reductions and other remedies for late delivery or performance problems. Delays in delivery of our products, unexpected performance problems or other events could cause us to fail to meet these contractual commitments, resulting in delays in obtaining necessary materials used in our production process, defects in material or workmanship or unexpected problems in our manufacturing process, which could lead to unanticipated revenue and earnings losses and financial penalties. The occurrence of any of these events could harm our business, prospects, results of operations and financial results.

Prior to reaching expected production rates at the Stillwater Facility, we intend to enter into short-and long-term sales contracts with new customers. However, there can be no assurance that these customers will enter into sales contracts for our products. Even if we do enter into offtake and/or sales agreements, we may fail to deliver the product required by such agreements or may experience production costs in excess of the fixed price to be paid to us under such agreements. The failure to enter into such contracts may have a material adverse effect on our financial position and results of operations.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 24

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

Although certain restrictions are expected in the future to prohibit the Department of War from procuring samarium-cobalt and NdFeB permanent magnets mined, refined, separated, melted, or produced in China or other covered countries, there can be no assurance that these restrictions will result in increased demand for our products. Implementation of the restrictions may be delayed, waived, or modified, and the anticipated growth in demand for non-Chinese rare earth magnets may not occur on the timelines currently expected, or at all. Even if the Department of War procurement requirements for compliant magnet supply increase as anticipated, we may not be positioned to benefit from such demand.

Further, a prolonged or significant economic contraction in the U.S. or worldwide could put downward pressure on market prices of neo magnets. Protracted periods of low prices for neo magnets could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, magnet production operations, impair asset values and reduce our results of operations and financial condition.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 25

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

Because of the current dominance of China in the critical and rare earth minerals industry, the possibility of adverse changes in trade or political relations with China as well as political instability in China could severely interfere with our industry and would have a material adverse effect on our operations.

Our sales may be adversely affected by the current and future political environment in China and the policies of the China Central Government. China could oversupply our markets in the U.S. and elsewhere with either cheaper magnet products or rare earth minerals or feedstock. China has historically heavily subsidized its domestic rare earth producers with respect to both rare earth feedstock and magnets. The U.S. government has called for substantial changes to foreign trade policy with China and has from time to time raised (as well as has proposed to further raise in the future), tariffs on several Chinese goods. China has at times retaliated with increased tariffs on U.S. goods, or the ban of exports of rare earth technologies and feedstock to other countries such as the U.S. While some impacts of Chinese trade policy may be beneficial for our business, any changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars which could likely result in increased volatility in the prices of rare earth and critical minerals, necessary feedstock, and neo magnets. Furthermore, unless and until these dynamic changes in favor of the increased competitiveness of domestic production, domestic production may not be economically viable in the global market place. As we are heavily dependent upon third-party feedstock unless and until our Round Top Project becomes a producing mine capable of satisfying our feedstock needs, if ever, and as China currently dominates the global supply of rare earth feedstock necessary for the production of neo magnets, any changes in U.S. and China relations, including through changes in policies by the Chinese government could adversely affect our financial condition and results of operations, including: changes in laws, regulations or the interpretation thereof, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 26

If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

•adverse economic conditions, including inflationary factors and recessionary fears;
•adverse general capital market conditions, including rising interest rates;
•poor performance and health of the neo magnets industry in general;
•bankruptcy or financial distress of neo magnet companies or marketers;
•significant decrease in the demand for neo magnets; or
•adverse regulatory actions that affect our exploration and construction plans or the use of our current and planned products generally.

If additional capital is not available in sufficient amounts or on a timely basis, we will experience liquidity problems, and we could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding common and preferred shares.

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

We use significant amounts of electricity and other utilities, including water, in our operations at our Projects and such usage will increase as we increase production. We also use significant amounts of raw materials, whether rare earth feedstock or other raw materials such as chemical reagents used to process rare earth oxides. We will need to purchase utilities and raw materials in the open market and as a result, we could be subject to significant volatility in cost and availability. We may not be able to pass increased prices of such utilities or raw materials through to our customers in the form of price increases. If the Round Top Project is not completed, operative, and commercial, we will be wholly reliant on third-party sources for feedstock for neo production which could be costly and damaging to our results of operations. A significant increase in the price or decrease in the availability of these utilities or raw materials, could materially increase our operating costs and adversely affect our profit margins and production volumes.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 27

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

We have been offered incentives by the State of Oklahoma, as well as the city of Stillwater, Oklahoma, to locate and operate our Projects, especially our Stillwater Facility. These incentives include cash grants, development financing at favorable terms, certain tax exemptions and rights to participate in government-subsidized jobs programs, among other things. If we do not comply with certain conditions and obligations in any such agreements, the governmental entities may terminate the respective agreement under which the incentives are to be provided, potentially resulting in our being required to repay certain funds and/or losing access to the applicable incentives and subsidized jobs programs. For more information on these agreements with government entities, see Note 9, “Government Grants,” of the Notes.
Our business may be adversely affected by force majeure events outside our control, including labor unrest, civil disorder, war, subversive activities or sabotage, extreme weather conditions, fires, floods, tornados, earthquakes, explosions or other catastrophes, epidemics, like COVID-19, or quarantine restrictions.

We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, our Stillwater Facility is located in Stillwater, Oklahoma, which is in the geographical area known as “tornado alley.” If major disasters such as tornados, earthquakes, wildfires, health epidemics or pandemics, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at our Projects may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 28

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 29

Risks Related to Human Capital and Community

We depend on key personnel for the success of our business. If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our desired level of growth and our business could suffer.

We highly value and depend on the contributions of our senior management and key personnel, particularly our experts with respect to magnet production. Our success continues to depend largely upon the performance of key officers, employees and consultants. The market for qualified talent has become increasingly competitive, with shortages of qualified talent relative to the number of available opportunities being experienced in all markets where we conduct our operations. The ability to remain competitive by offering higher compensation packages and programs for growth and development of personnel, with a view to retaining existing talent and attracting new talent, has become increasingly important to us. We may not be able to replace our senior management or key personnel (including personnel that are key to magnet production) with persons of equivalent expertise and experience within a reasonable period of time or at all if one or more of our senior management and key personnel are not retained, and we may incur additional expenses to recruit, train and retain additional personnel. Any prolonged inability to retain or attract key individuals could have a material adverse effect upon our growth potential and prospects. Additionally, we have not purchased any “key-man” insurance for our directors, officers or key employees.
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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 30

Risks Related to Acquisitions and Strategic Transactions

We are or may be subject to risks associated with acquisitions and strategic transactions.

As part of our ongoing business strategy, we regularly evaluate potential acquisition opportunities in the ordinary course of business as well as other types of strategic transactions. We may, from time to time, engage in discussions and negotiations with potential acquisition targets, partners or others, and we may enter into letters of intent, term sheets, or other non-binding or binding preliminary agreements with respect to potential acquisitions or other strategic transactions. These discussions and negotiations could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by a third party and increased expenses.

Any particular acquisition or other strategic opportunity we pursue may be material to our business, financial condition, results of operations, and cash flows. Acquisitions, if consummated, may be structured in a variety of ways and may be funded through cash on hand, borrowings, the issuance of equity or equity-linked securities (including shares of our common stock), or a combination thereof. The consideration paid in any acquisition may include cash, stock, assumption of liabilities, earnout arrangements, or other forms of consideration, or any combination of the foregoing.

In addition, we may acquire additional assets, products, technologies or businesses, which may require shareholder approval and approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs. Failure to obtain necessary approval may derail our business strategy. For example, our recent LCM Acquisition required approval from the U.K. Secretary of State under the National Security and Investment Act 2021 (“NSIA”).

We cannot provide any assurance that any discussions, negotiations, or letters of intent will result in a definitive agreement or that any proposed transaction will be consummated on the terms contemplated, or at all. Further, future acquisitions and the subsequent integration of new assets and businesses into us (including Less Common Metals) may require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the expected financial results and may require additional investments in the acquired business after closing. Acquisitions could result in the use of substantial amounts of cash, the incurrence of substantial indebtedness, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We may fail to realize all of the anticipated benefits of the acquisition of Less Common Metals, including the anticipated acceleration of our mine-to-magnet strategy, on the anticipated timeline or at all.

We believe that there are significant benefits and synergies that may be realized through combining our existing business and the business of Less Common Metals, including accelerating our mine-to-magnet strategy and securing our access to high-quality rare-earth metal and strip cast alloy. However, the effort to realize these benefits and synergies is a complex process and may disrupt our and/or Less Common Metals’ operations if not implemented in a timely and efficient manner. The full benefits of the acquisition of Less Common Metals, including the anticipated synergies, growth opportunities and supply-chain benefits, may not be achieved within the time frame we anticipate or at all. Failure to achieve the anticipated benefits of the LCM Acquisition or to identify all the risks associated with the LCM Acquisition could adversely affect our results of operations or cash flows, decrease or delay any accretive effect of the LCM Acquisition, and negatively impact the price of our Common Stock and our long-term value.

In addition, we are required to devote significant attention and resources to successfully align our and Less Common Metals’ respective business practices and operations. This process and other integration challenges may disrupt our business and limit the anticipated benefits of the LCM Acquisition.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 31

Our success following completion of the LCM Acquisition depends on the ability to retain Less Common Metals’ existing customers and suppliers, as well as our ability to build relationships with new customers and suppliers.

Our success following the completion of the LCM Acquisition depends on our ability to retain Less Common Metals’ existing customers and suppliers, as well as our ability to build relationships with new customers and suppliers. The LCM Acquisition may create uncertainty among the Less Common Metals’ customers and suppliers, leading them to re-evaluate their business relationships. Customers may be concerned about potential changes in product offerings, pricing, service quality, or the combined company’s ability to meet their needs. Suppliers may have concerns about changes in purchasing volumes, payment terms, or the combined company’s financial stability.

If Less Common Metals’ customers decide to reduce or discontinue their business with the combined company, it could result in a significant loss of revenue. Similarly, if suppliers decide to terminate or renegotiate their agreements, it could lead to increased costs or disruptions in the supply chain. Furthermore, having closed the LCM Acquisition, we may face challenges in integrating and harmonizing customer service and supplier management processes, which could impact the quality of relationships and the ability to achieve operational efficiencies.

Less Common Metals and our ability to build or maintain strong relationships with customers and suppliers is critical to long-term success. Any failure to retain Less Common Metals’ customers and suppliers, or to establish and maintain effective relationships with new and existing customers and suppliers, could adversely affect our business, results of operations and financial condition.

The proposed TMRC Mergers may not be completed on the anticipated timeline or at all, and failure to complete the transaction could adversely affect our business, financial condition, and results of operations.

Completion of the proposed TMRC Mergers is subject to a number of conditions, including the requisite approval of TMRC's stockholders, required Nasdaq listing authorization (if applicable), the absence of any law or order prohibiting the transaction, and the effectiveness of a registration statement on Form S-4, which will include a prospectus relating to our shares to be issued as merger consideration and a proxy statement relating to TMRC’s stockholder meeting to approve the proposed transactions. In addition, either party may terminate the TMRC Merger Agreement under certain circumstances, including if the closing has not occurred within nine months of signing or if TMRC's stockholders do not approve the transaction. There is no assurance that these conditions will be satisfied, that the required approvals will be obtained, or that the TMRC Mergers will be completed on the anticipated timeline or at all.

Even if the proposed acquisition is completed, we may not realize the anticipated strategic or financial benefits. As of December 31, 2025, we held an 81.3% interest and TMRC held the remaining 18.7% interest in RTMD, and the TMRC Mergers are intended to consolidate our ownership of RTMD. However, there can be no assurance that consolidating 100% ownership will result in improved operating outcomes, accelerated development of the Round Top Project, or other anticipated benefits.

Upon completion of the transaction, TMRC stockholders will receive shares of our common stock, which will result in dilution to our existing stockholders.

Risks Related to Intellectual Property

If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.

There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the U.S. and elsewhere in the world that relate to our rare earth products and processes. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 32

Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in the completion of our Projects and our downstream expansion plans. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

•be prohibited from, or delayed in, selling or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;
•be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or
•be required to redesign a product or process so it does not infringe a third party’s patent, which may not be possible or could require substantial funds and time.

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

Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely or may rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth oxide and magnet production processes that are not currently patented. Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the U.S. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents, if and once received, could reduce the value of the related products. In addition, the cost to litigate infringements of our patents (if and once received) or other intellectual property, or the cost to defend ourselves against patent or other intellectual policy infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 33

Risks Related to Legal and Regulatory Matters

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

For example, while many of the permits required for development of the Round Top Project come, or are expected to come, from the State of Texas, it is possible that the project will require a permit from the federal government, such as a permit under Section 404 of the Clean Water Act. If the project requires a federal permit, the project will be subject to environmental review under the NEPA. In that circumstance, in addition to additional permitting review, NEPA also provides an additional avenue for opponents to challenge the project.

In addition, we are required to obtain other permits and approvals before construction or operations related to zoning, rezoning, construction mining, mineral concentration and chemical manufacturing. To obtain certain permits, we may be required to conduct environmental studies and collect and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. The permitting rules, and interpretation thereof, are complex and have generally become more stringent over time. In some cases, the public (including environmental interest groups) has rights to comment upon, and submit objections to, permit applications and environmental impact statements prepared in connection therewith, and otherwise participate in the permitting process. Accordingly, permits required for our operations, including our Projects, may not be issued in a timely fashion or at all, or may be issued or renewed upon conditions that restrict our ability to conduct our operations economically. Any such failure to obtain, maintain, exchange, amend or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 34

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

We also face material risks with respect to tariff policies and the uncertainties and potential changes in such policies. For example, if tariffs are modified or changed in the future or our preliminary information is incorrect regarding the impact of tariffs on us, our consolidated results of operations could be materially negatively impacted. In addition, for purposes of our operations, we seek to acquire various materials, supplies and components imported into the U.S., including certain equipment utilized in metal-making, magnet making, and magnet finishing and as a result, we have been adversely impacted by the imposition of trade restrictions on such goods. We may also be adversely impacted if tariffs significantly hurt the economic outlook and negatively impact consumer demand and our ability to raise capital in the future.

Our operations are subject, or may become subject, to environmental, health and safety regulations, which could impose additional costs and compliance requirements or could limit or prevent our ability to continue our current operations or to undertake new operations, and we may face claims and liability for breaches, or alleged breaches, of such regulations and other applicable laws.

Our operations are subject to compliance with various federal, state and local environmental, health and safety laws, regulations, permitting requirements and standards.

We are subject to environmental laws, regulations and permits in the various jurisdictions in which we operate. These environmental laws, regulations, and permits present greater risks if we progress our mining operations. Such regulations would include those relating to, among other things, the removal and extraction of natural resources, water usage and pollution, land use, procurement of certain materials used in our operations, the emission and discharge of materials into the environment, GHG emissions, air quality standards, plant and wildlife protection, remediation of soil and groundwater contamination, reclamation, restoration and closure of properties, including waste storage facilities, groundwater quality and availability, and the handling, storage, transport and disposal of wastes and hazardous materials and radioactive substances. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. Pursuant to such requirements, we may be subject to inspections or reviews by governmental authorities. Failure to comply with these laws, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, the suspension or revocation of permits and other sanctions or the loss of support from key stakeholders. We expect to continue to incur significant capital and other compliance costs related to such requirements. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If our noncompliance with such regulations were to result in a release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. These requirements may in the future result in the exploration and development in connection with our Round Top Project being delayed, limited or prevented, and development operations may be curtailed. The occurrence of any of the foregoing, as well as any new environmental, health and safety laws and regulations applicable to our business or stricter interpretation or enforcement of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 35

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

We are required to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include Australian anti-bribery and corruption legislation, as well as the laws of the other countries (for example, the U.S. Foreign Corrupt Practices Act and the U.K.’s Bribery Act 2010) where we do business or have a close connection. These laws and regulations may restrict our operations, trade practices, investment decisions, and partnering activities. We are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and representatives into contact with “foreign officials” responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 36

The impacts of climate change may adversely affect our operations and/or result in increased costs to comply with changes in regulations.

Climate change is an international and community concern which may directly or indirectly affect our business and current and future activities. The continuing rise in global average temperatures has created varying changes to regional climates across the world, and extreme weather events have the potential to delay or hinder our exploration activities at our mineral projects, and to delay or cease operations at any future mine. This may require us to make additional expenditures to mitigate the impact of such events which may materially and adversely increase our costs and/or reduce production at a future mine. Governments at all levels are amending or enacting additional legislation to address climate change by regulating, among other things, carbon emissions and energy efficiency, or where legislation has already been enacted, regulation regarding emission levels and energy efficiency are becoming more stringent. As a significant emitter of GHG emissions, the mining industry is particularly exposed to such laws and regulations. Compliance with such legislation and regulations, including the associated costs, may have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to commence or continue our exploration and future development and mining operations.

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

To date, we have not accepted any federal grants or other monies. Our acceptance of federal monies would make us and our operations subject to continued compliance with various federal regulations to which we are not currently subject. The imposition of any additional federal regulations as a result of accepting any federal monies could delay timing of the expected completion of our Projects and increase our costs. Any such delays or increased costs could harm our business and operations.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 37

For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. The 2020 Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act. In addition, on August 16, 2022, the Inflation Reduction Act of 2022, or IR Act, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. The exact impact of the Tax Act, the CARES Act and the IR Act for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods, in addition to any changes made by new tax legislation.

As we expand the scale of our business activities, changes to the taxation of our activities could increase our overall effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Risks Related to the Expected U.S. Government Transaction

The Expected U.S. Government Transaction is expected to be funded in phases over time and is subject to our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all.

The Letter of Intent for the Expected U.S. Government Transaction provides, and the Definitive Agreements for such collaboration will provide, that the grant and debt financing from the government will be released to us in phases over time subject to our achievement of specified business milestones related to the development of the Round Top deposit, development and expansion of processing and separation facilities, development and expansion of metal making and strip casting facilities, development and expansion of the magnet manufacturing facility, and obtaining additional equity and debt financing. There are four milestones related to Round Top with targeted achievement dates from December 2026 to December 2028: design, scale-up and completion of a definitive feasibility study; early works; solvent extraction; and completion of construction. There are two milestones related to our metal making and strip casting facilities with targeted achievement dates from March 2027 to December 2027: supply, technical feasibility, and construction; and qualification for production and commercialization. There are four milestones related to the development and expansion of our magnet manufacturing facilities with targeted achievement dates from June 2026 to March 2028: initial production capability and demand validation; and incremental production capability and demand validation. In addition, to meet certain milestones to obtain funding awards and debt under the Expected U.S. Government Transaction and execute on our current business plan, we will be required to i) raise at least $600 million of additional equity by December 31, 2027 to satisfy our estimated $4.1 billion of required long-term capital expenditures; and ii) establish a $250 million revolving credit facility by December 31, 2026. There can be no assurance that such milestones will be achieved on the expected timeline, or at all. If we are unable to meet such milestones, the corresponding funding will not be released to us. Our satisfaction of any given milestone, and receipt of the associated funding, does not guarantee that we will be able to meet any subsequent milestones. Further, our satisfaction of one or more milestones for one project, does not guarantee that we will be able to meet any milestones for the other projects. Construction, development, and expansion of our planned facilities and projects are subject to risks of delays, cost overruns, supply chain disruptions, labor availability constraints, permitting challenges, and other execution risks, which could increase required capital, delay milestone achievement, and adversely affect our financial condition and project economics.

If we do not receive the financing contemplated by the Expected U.S. Government Transaction, or any part of it, due to delays in meeting or failure to meet one or more milestones, our ability to fund our current operations and implement our business plan and strategy will be affected, and we may be required to reduce the scope of our operations and scale back our exploration, development and mining programs unless we are able to obtain alternative financing. Any curtailment of business operations would have a material negative effect on operating results and the value of our outstanding securities.

In addition, if we are unable to meet certain final milestones within two years of the target completion dates, any funding released to us prior to that date will be subject to clawback, which would adversely affect our liquidity, capital resources, and project economics.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 38

The Expected U.S. Government Transaction is currently contemplated pursuant to a non-binding letter of intent and remains subject to the negotiation and execution of definitive documentation, satisfaction of conditions precedent, and final government approvals, and there can be no assurance that such documentation will be executed or that the collaboration will be consummated on the anticipated terms or at all.

The Letter of Intent for the Expected U.S. Government Transaction is non-binding and remains subject to negotiation and execution of Definitive Agreements, satisfaction of conditions precedent, and final government approvals. There can be no assurance that:

•the Letter of Intent will result in Definitive Agreements, or if Definitive Agreements are reached, that the Expected U.S. Government Transaction will be made on the terms anticipated by the Letter of Intent;
•we will be able to satisfy the conditions precedent to entering into Definitive Agreements for the Expected U.S. Government Transaction; or
•that final government approvals will be obtained for the Expected U.S. Government Transaction on the terms anticipated by the Letter of Intent or at all.

While we may execute Definitive Agreements with the government and receive funding thereafter, there can be no assurances that the authorization and continued support for the transactions contemplated by the Definitive Agreements will not be modified, challenged or impaired in the future, which would have a material adverse effect on our business, prospects, financial condition and results of operation.

We expect to enter into Definitive Agreements for the Expected U.S. Government Transaction on substantially the terms set forth in the Letter of Intent. However, given the heightened sensitivity and complexity of contracting with a government entity, particularly in a high profile industry implicating national security, there can be no assurances that terms of the Expected U.S. Government Transaction, including the Definitive Agreements once executed, will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe there are multiple factors that may contribute to this uncertainty, including, but not limited to, the interpretation of current and future, and enactment of future, federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; our ability to comply with any conditions or other requirements imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of Expected U.S. Government Transaction, or the related Definitive Agreements, was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and Department of Commerce funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. Furthermore, while the Department of Commerce is expected to be contractually bound under the Definitive Agreements, if reached, for the Expected U.S. Government Transaction, no other agency, office or branch of the federal government has made any assurances or will have any obligations under the such Definitive Agreements to actively support, accede to or refrain from challenging, investigating or otherwise impeding the commitments and obligations of the parties to the Definitive Agreements, whether now or in the future. The Expected U.S. Government Transaction may also be challenged by other third parties and are subject to the risk of litigation, both the cost and result of which could materially adversely affect our business, prospects, financial condition and results of operations.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 39

Future funding will be required to meet milestones. Our ability to raise additional equity or debt financing may be adversely affected by market conditions, interest rates, investor risk appetite, or macroeconomic factors beyond our control.

Our business plan requires significant additional capital, which may include equity and/or debt financing, beyond the Expected U.S. Government Transaction, and our ability to obtain such capital will depend on market conditions and our operating performance, and may result in higher costs of capital, increased leverage, or dilution to existing stockholders. To meet certain milestones to obtain funding awards and debt under the Expected U.S. Government Transaction and execute on our current business plan, we will be required to i) raise at least $600 million of additional equity by December 31, 2027 to satisfy our estimated $4.1 billion of required long-term capital expenditures; and ii) establish a $250 million revolving credit facility by December 31, 2026. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. Interest on such debt would increase costs and negatively impact operating results. In addition, as the debt financing component of the Expected U.S. Government Transaction will be secured, issue secured debt, the government will have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. This may make it more difficult for us to raise additional debt financing on attractive terms, or at all.

If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

•adverse economic conditions, including inflationary factors and recessionary fears;
•adverse general capital market conditions, including rising interest rates;
•poor performance and health of the metals and neo magnets industry in general;
•bankruptcy or financial distress of metals or neo magnet companies or marketers;
•significant decrease in the demand for metals or neo magnets; or
•adverse regulatory actions that affect our exploration and construction plans or the use of our current and planned products generally.

Revenues, EBITDA, Free Cash Flows, capacity and production targets are illustrative and are based on assumptions regarding the execution of our operational plans, including production volumes, ramp timing, operating performance and pricing. In addition, target revenues, EBITDA and Free Cash Flows are based on assumed pricing and costs used in our business plan.

We have set certain targets for revenues; earnings before interest, taxes, depreciation and amortization (“EBITDA”); free cash flows; capacity; and production. Such targets were prepared based on numerous variables and assumptions which are inherently uncertain and may be beyond our control and exclude, among other things, transaction-related expenses. There are significant risks associated with the assumptions used in developing such targets. Investors should make their own assessment of the reasonableness and risks of the assumptions made by management. Operational execution, and the achievement of financial, capacity and production targets, are inherently uncertain and actual results may differ materially. Any of the risks described herein may affect our actual results or could lead to such targets not being achieved on the timeframe specified, or at all. As such, these targets may be inaccurate and should not be relied upon as an indicator of actual past or future results. There can be no assurance that we will achieve these targets even if we complete our planned capital expenditures.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 40

Because the government will keep 100% of the equity securities that it is receiving whether or not the Expected U.S. Government Transaction is funded in full or at all, if all or part of the Expected U.S. Government Transaction is not funded for any reason, or if the funding is received but subsequently clawed back, and the effective dilution of our other equity holders will be increased materially.

Pursuant to the Letter of Intent, as a condition to entry into Definitive Agreements for the Expected U.S. Government Transaction, we will be required to issue approximately 16.1 million shares of Common Stock and a warrant to purchase approximately 17.5 million shares of Common Stock with an exercise price per share of $17.17 and a 10-year exercise period. The warrant will be exercisable at any time and from time to time for a term of ten years. As these issuances are being made at an implied price of $17.17 per share, existing common stockholders will experience substantial dilution of their ownership positions. Further, the government’s anticipated equity position in us reduces the voting and other governance rights of stockholders and may limit potential future transactions that may be beneficial to stockholders.

Under the Letter of Intent, the government will retain 100% of such equity securities whether or not the Expected U.S. Government Transaction is funded in full or at all, if all or part of the Expected U.S. Government Transaction is not funded for any reason, or if the funding is received but subsequently clawed back, and the effective dilution to our other equity holders will be increased materially.

In addition, the sale of a substantial number of shares of Common Stock in the public market, or the perception that these sales might occur, including of the shares issuable upon exercise of the warrant, could depress the market price of the Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

The financial, tax and accounting treatment of the government contemplated by the Definitive Agreements remains uncertain and subject to change.

Given both the novelty and complexity of the Expected U.S. Government Transaction, and the ongoing negotiation of Definitive Agreements, our initial analysis of the financial, tax and accounting implications of our commitments and obligations in connection with the Expected U.S. Government Transaction has not been completed and may take considerable time and require significant attention from management. Additionally, no assurance can be provided that this initial assessment will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of performing under the Definitive Agreements, particularly with respect characterization of payments received from the Department of Commerce, among other considerations. The Definitive Agreements for the Expected U.S. Government Transaction are also expected to be highly integrated, and certain of the obligations under each agreement are expected to contingent upon or impacted by the terms and obligations of the others. If one or more of such agreements, or one or more elements of the transactions, were to be altered, amended or terminated, management would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related remedies available to us and the present condition of our business and operations. We are unable to predict, and may not be able to anticipate, either these changes or the impact thereof. Any of the foregoing may have a material adverse effect on our business, prospects, financial condition and results of operations, including, but not limited to, material changes to our financial outlook, recharacterizations, restatements or other modifications of our financial statements or adjustments to previously provided estimates or guidance.

The Definitive Agreements are expected to contain affirmative and negative covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy.

The Definitive Agreements for the Expected U.S. Government Transaction are expected to contain affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 41

In addition, the Expected U.S. Government Transaction will be subject to comprehensive, ongoing reporting and disclosure obligations, including financial, operational, cybersecurity, and supply chain information. We also may be required to comply with evolving national security “guardrails,” including restrictions on expansion, collaboration, or technology transfer involving certain foreign entities and restrictions on operations, capital allocation, indebtedness, or strategic transactions. These requirements may be subject to broad or changing interpretation, and any violations of such requirements, whether due to administrative error or misunderstanding, could result in suspension, clawback, or termination of funding. Further, the government may require rights to certain intellectual property or data developed with government funding, which could affect our ability to commercialize or protect proprietary technology and information.

Compliance with the affirmative and negative covenants contained in the Definitive Agreements could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited by the Definitive Agreements, our ability to execute our long-term strategy could be materially adversely affected, which could in turn have a material adverse effect on our business, prospects, financial condition, or results of operations. For example, any requirement to obtain government approval or consent, or to provide notification, could delay or limit future financings, mergers, acquisitions, or asset dispositions.

Given the scarcity of U.S. precedents for transactions such as those contemplated under the Expected U.S. Government Transaction and the government becoming a significant stockholder of ours, we may experience other adverse consequences resulting from the potential announcement or completion of the Expected U.S. Government Transaction.

Given the scarcity of recent U.S. precedents for transactions such as those contemplated by Expected U.S. Government Transaction and of the government becoming a significant stockholder of ours, it is difficult to foresee all the potential consequences. Among other things, there could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors. There may also be litigation related to the transaction or otherwise and increased public or political scrutiny with respect our operations.

Risks Related to our Securities

The issuance of additional shares of our common stock or equity-linked securities could result in significant dilution to our existing stockholders and adversely affect the market price of our common stock.

We have issued, and expect to continue to issue, shares of our common stock and equity-linked securities in connection with various transactions and financing activities. Any such issuances could result in significant dilution to the ownership interests, voting power, and earnings per share of our existing stockholders and have other significant consequences.

In connection with the Expected U.S. Government Transaction, we expect to issue approximately 16.1 million shares of our common stock and warrants to purchase approximately 17.5 million additional shares. Further, we expect to require substantial additional capital to fund our operations and project development, and we may seek to raise such capital through the issuance of additional shares of common stock, preferred stock, warrants, convertible notes, or other equity or equity-linked securities.

If the TMRC Mergers are completed, we expect to issue approximately 3.82 million shares of our common stock as merger consideration. More broadly, we regularly evaluate potential acquisitions and other strategic transactions that may be funded, in whole or in part, through the issuance of shares of our common stock or other equity-linked securities.

In addition, certain of our outstanding securities, including our Series A Cumulative Convertible Preferred Stock and Preferred Investor Warrants, contain "full ratchet" anti-dilution provisions, which may result in a greater number of shares of our common stock being issued. See “- The Certificate of Designation for our Series A Cumulative Convertible Preferred Stock and the Preferred Investor Warrants each contain “full ratchet” anti-dilution provisions applicable to the conversion price and exercise price, respectively, which may result in a greater number of shares of Common Stock being issued upon conversions or exercises in the case of the Series A Preferred Stock and the Preferred Investor Warrants than if the conversions or exercises were effected at the conversion price or exercise price in effect currently.”

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 42

The effect of any of the above described issuances or other transactions we may undertake could result in significant dilution to the ownership interests, voting power, and earnings per share of our existing stockholders as well as impair our ability to raise capital on favorable terms and adversely affect the market price of our common stock.

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

The Certificate of Designation for our Series A Cumulative Convertible Preferred Stock and the Preferred Investor Warrants each contain “full ratchet” anti-dilution provisions applicable to the conversion price and exercise price, respectively, which may result in a greater number of shares of Common Stock being issued upon conversions or exercises in the case of the Series A Preferred Stock and the Preferred Investor Warrants than if the conversions or exercises were effected at the conversion price or exercise price in effect currently.

The Certificate of Designations of Preferences, Rights and Limitations of 12% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock Certificate of Designation”) for our Series A Preferred Stock (the “Series A Preferred Stock”) contains “full ratchet” anti-dilution provisions applicable to the conversion prices used in voluntary conversions of Series A Preferred Stock by the holders thereof which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings at prices less than $10.00 per share. The exercise price of the preferred investor warrants (the “Preferred Investor Warrants”) was $12.00 per share of Common Stock, subject to the same anti-dilution and other adjustments as the Series A Preferred Stock.On May 2, 2025, in connection with the closing of the $75M PIPE, the conversion price of the Series A Preferred Stock, and the exercise price of the Preferred Investor Warrants, were reduced to $7.00 per share. When the exercise price of the Preferred Investor Warrants is reduced, the number of shares of Common Stock that may be purchased upon exercise of such Preferred Investor Warrants is increased proportionately, so that after such adjustment, the aggregate exercise price payable thereunder for the adjusted number of shares of Common Stock is the same as the aggregate exercise price in effect immediately prior to such adjustment.

If in the future, while any of our Series A Preferred Stock or Preferred Investor Warrants are outstanding, we issue securities at an effective Common Stock purchase price that is less than the applicable conversion price of our Series A Preferred Stock or exercise price of our Preferred Investor Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Series A Preferred Stock Certificate of Designation and the Preferred Investor Warrants, to further reduce the relevant conversion price, which, in the case of the Series A Preferred Stock or Preferred Investor Warrants, will result in a greater number of shares of Common Stock being issuable upon conversion or exercise of the Series A Preferred Stock or Preferred Investor Warrants, as applicable, which in turn will have a greater dilutive effect on our stockholders. Further, because the Series A Preferred Stock votes, together with the Common Stock, on an as-converted basis, a reduction in the conversion price will immediately dilute the voting interest of our Common Stock, even if the Series A Preferred Stock is not converted. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of our Series A Preferred Stock or Preferred Investor Warrants are outstanding.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 43

Further, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Series A Preferred Stock and exercise of the Preferred Investor Warrants if the applicable conversion price or exercise price is reduced. If we do not have a sufficient number of available shares for such conversions or exercises, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive.

Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The provisions of our Certificate of Incorporation, our Bylaws and the DGCL summarized below may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that you might consider in your best interest, including an attempt that might result in your receipt of a premium over the market price for your shares of Common Stock.

Our Certificate of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and that may have the effect of delaying, deferring or preventing a future takeover or change in control of us unless such takeover or change in control is approved by our board of directors.

These provisions include:

•Authorized but Unissued Capital Stock. The authorized but unissued shares of our preferred stock will be available for future issuance without stockholder approval. These additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of our preferred stock could render more difficult or discourage an attempt to obtain control of a majority of Common Stock by means of a proxy contest, tender offer, merger or otherwise.
•No Cumulative Voting for Directors. The DGCL provides that stockholders are not entitled to cumulate votes in the election of directors unless a corporation’s certificate of incorporation provides otherwise. Our Certificate of Incorporation does not provide for cumulative voting. As a result, the holders of our Common Stock representing a majority of the voting power of all of the outstanding shares of our capital stock will be able to elect all of the directors then standing for election.
•Quorum. Our Bylaws provide that at all meetings of our board of directors, a majority of the Whole Board (as defined therein) will constitute a quorum for the transaction of business.
•Action by Written Consent. Any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in lieu of a meeting of stockholders by such holders; provided, however, that any action required or permitted to be taken by the holders of our preferred stock, voting separately as a series or separately as a class with one or more other such series, may be taken without a meeting, without prior notice and without a vote, to the extent expressly so provided by the applicable certificate(s) of designation relating to such series of preferred stock.
•Special Meetings of Stockholders. Our Certificate of Incorporation provides that, except as otherwise required by law and subject to the rights of the holders of any series of our preferred stock, special meetings of stockholders for any purpose or purposes may be called at any time only by or at the direction of the Chair of our board of directors or by a resolution adopted by the affirmative vote of a majority of the total number of directors that we would have if there were no vacancies on our board of directors, but such special meetings may not be called by stockholders or any other person or persons.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 44

•Advance Notice Procedures. Our Bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of the stockholders, and for stockholder nominations of persons for election to our board of directors to be brought before an annual or special meeting of stockholders. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of our board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given our secretary timely written notice, in proper form, of the stockholder’s intention to bring that business or nomination before the meeting. Although our Bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, as applicable, our Bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of us.

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

The market price of our securities may decline, and we may be the target of securities litigation.

If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The trading price of shares of our Common Stock following the Merger has been volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Inflationary pressures, increases in interest rates and other adverse economic and market forces may contribute to potential downward pressures in the trading price of shares of Common Stock. Additionally, any of the risk factors discussed in this Annual Report could have a material adverse effect on your investment, and shares of Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of shares of Common Stock may not recover and may experience a further decline.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 45

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

As a result of the foregoing or other factors, we may be the target of securities litigation, which could result in substantial costs and diversion of management’s attention and resources and have a material adverse effect on our business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Item 1B — Unresolved Staff Comments

None.

Item 1C — Cybersecurity

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our broader risk management framework to support a company-wide approach to managing cybersecurity risks. This integration is designed to help ensure that cybersecurity considerations are incorporated into our decision-making processes across the organization. Our Risk Management Team (see “Management’s Role in Managing Risk” below for additional information regarding the team members and scope) works closely with our Information Technology (“IT”) team, which is comprised of our IT Manager and other IT personnel with experience in information technology, to monitor and evaluate cybersecurity risks and implement measures designed to address those risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Due to the evolving nature of cybersecurity threats, we engage external experts, including cybersecurity consultants, to assist in evaluating and testing our cybersecurity risk management processes. These third parties may support activities such as risk assessments, security testing, and consultation regarding security enhancements.

Third-party Risk

We rely on certain third-party service providers in connection with our information systems and operations. As part of our risk management processes, we conduct security assessments of certain third-party providers prior to engagement and monitor certain third-party relationships on an ongoing basis. We also rely upon certain third-party software and cloud service providers to review and notify their customers of security vulnerabilities or data breaches affecting their systems. These processes are designed to help identify and mitigate risks associated with third-party service providers.

Risks from Cybersecurity Threats

We maintain a cybersecurity program designed to protect the integrity and availability of our information systems and data. In addition, we maintain cybersecurity insurance intended to help manage potential liabilities associated with certain cybersecurity incidents. However, there can be no assurance that our insurance coverage will be sufficient to cover all potential claims or that insurance proceeds will be received in a timely manner.

As of the date of this report, cybersecurity threats, including prior cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect our business, including our strategy, results of operations, or financial condition.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 46

Governance

Board of Directors Oversight

The Board of Directors oversees management of risks associated with cybersecurity threats. The Audit Committee of the Board (the “Audit Committee”) is responsible for overseeing cybersecurity risk management. The Audit Committee receives periodic updates regarding cybersecurity risks and related risk management activities.

Management’s Role in Managing Risk

We have an internal management team comprising our Chief Financial Officer (“CFO”), Chief Legal Officer (“CLO”), VP, Corporate Controller, and VP, SEC Reporting & Technical Accounting (the “Risk Management Team”) responsible for informing the Audit Committee regarding cybersecurity risks.

The Risk Management Team works closely with the IT team to monitor cybersecurity risks and review the results of cybersecurity risk assessments and monitoring activities. The Risk Management Team and IT team meet periodically to discuss cybersecurity risks and threats, as well as the results of cybersecurity monitoring and risk assessment activities. The Risk Management Team provides updates to the Audit Committee periodically, with a minimum frequency of once per year.

These updates may include discussions regarding:

•the cybersecurity threat landscape and emerging risks;
•the status of cybersecurity initiatives;
•cybersecurity incidents, if any; and
•compliance with applicable regulatory requirements.

Risk Management Personnel

Our IT team has experience supporting our information systems and cybersecurity processes and supports the implementation of our cybersecurity strategies. The IT team supports cybersecurity governance processes, tests compliance with standards, remediates identified risks, and leads employee cybersecurity awareness and training activities.

The Risk Management Team works with the IT team in overseeing cybersecurity risk management, and the diverse background and experience of its members in risk management and internal control processes supports our cybersecurity risk management activities.

Monitor Cybersecurity Incidents

Our IT team monitors developments in cybersecurity threats and risk management practices and implements processes for the regular monitoring of our information systems. These processes are intended to support the prevention, detection, mitigation, and remediation of cybersecurity incidents.

In the event of a cybersecurity incident, we maintain an incident response process designed to support the identification, containment, and remediation of the incident and to reduce the risk of future occurrences.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 47

Item 2 — Properties

The table below presents details for each of our principal properties located in the U.S. and U.K.

Facility or Purpose	Location	Owned or Leased	Size		Lease Expiration
Headquarters, testing labs and manufacturing	Stillwater, Oklahoma	Own	310,000	sq.ft.	n/a
Research and development	Wheat Ridge, Colorado	Lease	13,037	sq.ft.	Mar 2028
Mining operations office	Sierra Blanca, Texas	Lease	2,000	sq.ft.	Apr 2027
Round Top mine (1)	Round Top, Texas	Own	2,037	acres	n/a
Metal manufacturing	Cheshire, United Kingdom	Lease	6,060	sq.m	Nov 2026

(1)We own approximately 2,037 acres of mine processing land and hold a purchase option on 5,670 acres of which 950 acres are authorized for mining and the remaining 4,720 acres is contemplated for future use as mine processing land (e.g., for use to assist in mine development, as leach fields, and/or as plant site).

See Part I, Item 1, “Business – Operations” for additional information regarding these facilities. We believe that these facilities are adequate for their current intended purposes. We continue to review our properties to meet our strategic goal.

Round Top Project

31°16'44.31"N
105°28'35.52"W
Finlay
10
10
Sierra Blanca
10
Arispe
1:183,629
0
1.25
2.5
5 mi
0
2
4
8 km
Earthstar Geographics
Legend
USARE Mineral Leases

History

The Round Top Deposit, located in Hudspeth County, Texas near the city of Sierra Blanca, Texas, was initially identified as a potential source of minerals in the mid-20th century and has long been recognized for its minerology, particularly its rare earth elements including heavy rare earth elements that are critical for a variety of advanced technologies. However, despite its potential, the Round Top Deposit remained largely untapped for many years due to the lower global demand for rare earth elements and the dominance of cheaper feedstock from foreign markets, particularly from China.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 48

Interest in the Round Top Deposit resumed in the early 21st century as geopolitical concerns and technological advancements led to a renewed focus on securing domestic supplies of critical materials such as rare earth elements. The Round Top Deposit is considered exceptional in its geological composition, as it contains gallium, lithium, and at least 15 of the 17 rare earth elements, including a particularly high estimated concentration of heavy rare earth elements like dysprosium and terbium.

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

During the 1980s, Cabot Corporation (“Cabot”), a large chemical company with a beryllium fabrication division, initiated exploration at Round Top Mountain for beryllium. In 1987, Cyprus Metals Company (“Cyprus”) entered into a joint venture with Cabot and took over the project. The Cyprus exploration program drilled Sierra Blanca, Round Top Mountain and Little Round Top. Eventually, Cyprus focused on Round Top, specifically the “west end ore zone”. Extensive development drilling (82,000 feet), underground exploration drift (1,115 feet) and trial mining resulted in the completion of an internal feasibility study in June 1988 (Cyprus Sierra Blanca, Inc., 1988), which study would not be sufficient for Regulation S-K Item 1300 purposes.

During the Cabot-Cyprus development project, the Texas Bureau of Economic Geology conducted extensive research at Round Top and the surrounding area. The study identified beryllium mineralization and rare earth mineralization in the rhyolite. The research resulted in the three publications, one in 1987 on the mineralogy of the rhyolite (Rubin, et al., 1987), another in 1988 on the beryllium mineralization (Rubin et al., 1988), and another in 1990 on the detailed mineralogy and geochemistry of the rhyolite (Price et al., 1990). The 1990 Price, et al., publication, Geological Society of America Special Paper 246, is generally considered the most complete publication to date on Round Top.

In late 2007, Standard Silver Corporation, later to be renamed TRER in 2010, and then TMRC in 2013, acquired prospecting permits for Round Top from the Texas General Land Office (“GLO”).

Accessibility

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

Ownership; Land and Water Leases

The following table presents a summary of the RTMD leases held.

Lease or Easement Type	Reference	Status	Size		Lease Expiration	Purpose
Mineral	M-113117	Lease	860	acres	9/1/2030	Surface and subsurface right.
Mineral	M-113629	Lease	90	acres	10/31/2030
Surface	SL2004002	Lease	55,000	acres	11/23/2028	Groundwater development, and electrical generation right.
Groundwater	SL20150003	Lease	8,828	acres	9/1/2030	Groundwater development exploration right.
Miscellaneous	ME20210085	Easement			3/31/2031	Roadway construction easement right.
Miscellaneous (Pipeline)	ME20210086	Easement			3/31/2031	Freshwater easement right.
Miscellaneous	ME20210087	Easement			3/31/2031	Electrical easement right.
Miscellaneous	ME20220142	Easement			3/31/2031	Roadway easement right.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 49

Round Top Mountain is approximately eight miles southeast of Sierra Blanca, Texas. Sierra Blanca, the county seat of Hudspeth County, is itself approximately 85 miles southeast of El Paso, Texas. The Round Top Project’s approximate center is located at 31.2766º N, 105.4742º W. The Round Top Deposit is located on state property owned by the Texas General Land Office (“GLO”). RTMD and GLO have entered into two (2) renewable mining lease agreements. Each lease will expire on the date shown above unless extended. In addition to the mineral leases, we entered into a Surface Lease (Grazing/Agricultural) and a Groundwater Lease with the GLO. The Surface Lease is a pre-paid lease with a pro rata credit schedule and a “preference right agreement” to purchase all or part of the land.

We have entered into four easements with GLO that affect the Round Top Project. All of the easements allow us a nonexclusive easement for a right of way in the location set forth on the related easement.

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

As of December 31, 2025, USARE owns approximately 81.3% of the equity interests in RTMD, with TMRC owning the remaining approximately 18.7%. Pursuant to RTMD’s governing documents, in the event that TMRC does not fund its share of mandatory capital contributions called for by USARE as managing member, USARE is obligated to cover the shortfall by making additional capital contributions to RTMD. In the event that USARE does not cover the shortfall, the capital call will be withdrawn. If the capital call is funded by USARE, additional equity interests in RTMD will be issued to USARE and TMRC will be proportionally diluted in accordance with the amended and restated limited liability company agreement. See the section entitled “Business — Proposed Acquisition of Texas Mineral Resources Corp.” for information regarding our proposed acquisition of TMRC.

The Round Top Deposit is located on state property owned by the GLO. RTMD is party to a 19-year initial term, renewable Mining Lease Agreement (M-113117) with the GLO, dated September 2, 2011, and amended on January 26, 2012, March 29, 2012, and September 14, 2022. M-113117 will expire on September 1, 2030 unless extended. RTMD has also entered into an additional 19-year renewable Mining Lease Agreement (M-113629), dated November 1, 2011, with the GLO. Leases M-113117 and M-113629 (each a “Mineral Lease” and together, the “Mineral Leases”) represent approximately 860 and 90 acres, respectively, for a total of 950 leases acres in the Round Top Project area. M-113629 will expire on October 31, 2030 unless extended. The Mineral Leases provide RTMD with the use of the property identified, including certain rights with respect to the surface and subsurface, together with the corresponding rights of ingress and egress, for the purposes of mineral exploration, development, and exploitation of minerals. As the Round Top Project is still in its pre-production stage, the Company is currently paying delay rental payments on an annual basis to the GLO as follows:

Lease	Anniversary Date	Annual Rental Payments
M-113117	2025 - 2029	$178,873
M-113629	2025 - 2029	18,000

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 50

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 51

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

Historical Non-Item 1300 Resource Estimates; Feasibility Studies

Cyprus established certain non-reported resources in conjunction with a 1988 internal feasibility study, which historical resource estimate would not qualify as a resource by either historical 43-101 standards nor current Item 1300 of Regulation S-K (“Item 1300”) standards. In 2012, TMRC completed a preliminary economic assessment (“PEA”) prepared by a mining consulting firm on the Round Top Deposit (NI 43-101 Preliminary Economic Assessment — Round Top Project, June 22, 2012). The resource model in that PEA was updated in early 2013 with additional drilling and assay data and was documented in a resource statement by a mining consulting firm (Resource Estimate and Statistical Summary — Round Top Project, September 30, 2013). The 2013 PEA was an update of the 2012 PEA and utilized the resource estimate from the September 2013 study. The 2013 PEA was then superseded in 2019 when USARE and TMRC engaged a mining consulting firm to prepare its resource statement (NI 43-101 Preliminary Economic Assessment — Round Top Project, August 16, 2019). Neither the 2012 PEA, the 2013 PEA, nor the 2019 PEA were prepared on the basis of compliance with Item 1300 and are not resource estimates of USARE under Item 1300.

The 2019 PEA provided an initial overview of the Round Top Deposit’s minerology, confirming that the site contains both heavy rare earths and lithium. While the 2019 PEA set the stage for further detailed studies, in light of the rapid global economic changes, technological changes that have occurred since 2019, and changes in economic environment and pricing, including with respect to extraction costs and economic returns, the Company is not relying on the 2019 PEA for the purpose of reporting mineral resources. The Company does not currently intend to update the 2019 PEA. USARE does not make any representation that any historical estimate is a current mineral resource estimate for the Round Top Project. There is no known significant production reported from previous operators.

Accordingly, following the 2019 PEA, we have been actively working on advancing the project through the next stages of the project. As described above, in late 2025, we announced a significant acceleration of the commercialization timeline for the Round Top Project, with plans to begin commercial production in late 2028, two years earlier than previously anticipated. We accelerated our timeline based upon the successful results of our solvent extraction pilot, completed at the end of 2025. The pilots’ results will form the basis of our pre-feasibility study (“PFS”), which is currently underway and has been contracted to Fluor Corporation and WSP Global Inc. and is expected to be completed in the second half of 2026. With the PFS initiated, we are constructing our demonstration facility, which is expected to be completed in the first half of 2026, where we will run a scaled-up version of the full flowsheet under continuous operation for 2,000-4,000 hours. These circuits will target the HREEs, as well as hafnium and zirconium, generating separated oxides of dysprosium, terbium, gadolinium, yttrium, and a mixed HREE carbonate. If the PFS and demonstration run is completed by the second half of 2026, the operational data generated should be used to progress into the definitive feasibility study (“DFS”) and for commercial plant design. This novel parallel-process approach, we believe, will enable us to complete the DFS by early 2027 and to move into commercial production by late 2028.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 52

Exploration Status

It is our view that the Round Top Project is considered an “exploration stage property” under Item 1300, in that the Round Top Project is a property that has no mineral reserves disclosed. Mineral resources that are not mineral reserves have no demonstrated economic viability. As discussed above in the section entitled “— History”, various other parties have historically performed exploration activities at the site, including TMRC from which we acquired our rights in the Round Top Project through our subsidiary RTMD. Between January 2010 and August 2019, TMRC conducted the following exploration activities: surface sampling, logging cuttings from historical reverse circulation drilling, aero-magnetic surveying, an aero-radiometric survey, stream sediment surveying, gravity surveying, and exploratory drilling. We have located 173 historical drill holes and, between 2011 and 2019, TMRC drilled 80 reverse circulation holes and 2 core holes, and analyzed 3,081 drill samples. In early 2019, TMRC assayed previously collected RC samples to collect geochemical data for some additional elements from existing drill holes to expand the knowledge of lithium, zircon, and other elements which metallurgical test work had indicated might impact project economics.

The Round Top Project’s equipment and facilities and related infrastructure are in generally good condition and are not material to the Company’s business as currently conducted.

For information regarding current and expected future permitting requirements and associated timelines and information regarding such permits, see Part I, Item 1, “Business – Permits and Approvals”.

Environmental Impact

The Round Top Project has been envisioned with an emphasis on minimizing environmental impact, particularly in comparison to traditional mining operations. One of the key environmental advantages of the Round Top Project’s site is its location in an arid, sparsely populated area of Texas, which reduces the likelihood of significant impacts on local communities or ecosystems. Due to the above-ground nature of the deposit, the project is currently expected to predominantly utilize overland conveying of ore and heap leaching for rare earth extraction, which is generally considered less environmentally disruptive given the minimization of mobile mining equipment.

Additionally, we endeavor to use sustainable practices by focusing on using closed-loop recycling systems to minimize waste and reduce water usage in its operations. We are exploring the possibility of using renewable energy sources to power its projects. However, like all mining operations, in the future, we will likely need to manage concerns related to chemical use, water management and contamination, and waste management.

Item 3 — Legal Proceedings

See Note 6, “Commitments and Contingencies – Litigation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (the “Notes”), which is incorporated by reference into this Item 3, for a description of the lawsuits pending, if any, against us.

Item 4 — Mine Safety Disclosures

Not applicable.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 53

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “USAR.”

Stockholders

As of March 23, 2026, there were approximately 140 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., as one stockholder.

Dividend Policy

We have never declared or paid any dividends on our common stock, and we do not currently intend to pay any dividends on our common stock for the foreseeable future. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of the Board, and will depend upon, among other factors, our results of operations, financial condition, capital requirements, and contractual restrictions in loan or other agreements.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” included in this Annual Report on Form 10-K.

Sales of Unregistered Securities

Pursuant to that certain marketing services agreement, dated March 17, 2025, by and between the Company and Outside the Box Capital Inc. (“OTB”), the Company issued 25,000 shares of Common Stock to OTB on April 15, 2025 as consideration for certain marketing services.

Pursuant to that certain settlement agreement and release, dated July 1, 2025, by and among the Company, USARE OpCo, Ramco Asset Management, LLC, Stewart Kleiner, and The DinSha Dynasty Trust (“DinSha”), the Company issued 159,000 shares of Common Stock to DinSha on July 3, 2025.

The issuances described above were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of OTB and DinSha represented that it was an accredited investor within the meaning of Rule 501(a) of Regulation D and was acquiring the shares as principal for its own account and not with a view to or for distributing or reselling the shares. The shares were offered without any general solicitation by the Company or its representatives. The issuance of such shares was not registered under the Securities Act or any state securities laws and such shares may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements of the Securities Act.

Item 6 — [Reserved]

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 54

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our results of operations and financial condition. It should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K. The following discussion may contain forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are reasonable when made, we cannot assure you that we will achieve or realize these plans or expectations. Our actual results and the timing of events may differ materially from those expressed or implied as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary.”

Overview

We are building a leading global rare earth value chain, from mine to magnet and beyond. We intend to secure, reshore, and grow the materials intelligence and production technologies required to stand up a resilient rare earth industry. This advanced industrial operating system should strengthen supply-chain security for the national defense, manufacturing and technology of the U.S. and its allies. Our plan is to build an integrated platform to encompass the entire rare earth value chain: extraction and separation of rare earth oxides; conversion of oxides into metals, alloys and strip-cast; and production of sintered NdFeB permanent magnets, which we refer to as neo magnets. This capability should address the supply-chain vulnerabilities created by China’s current dominance of rare earth processing, metal and magnet manufacturing.

Recent Developments, Key Trends, Opportunities and Uncertainties

We are an early-stage company with a limited operating history. We incurred a net loss of $298.5 million for the year ended December 31, 2025 and had an accumulated deficit of $387.4 million as of December 31, 2025. Our 2025 revenues were derived solely from our Less Common Metals business for a portion of the year following the Less Common Metals Acquisition, and we have not yet generated revenues from neo magnet manufacturing or mineral production. We expect to sustain substantial operating expenses without generating sufficient revenues to cover those expenditures for the foreseeable future. Our historical results are not indicative of our future results, and our ability to generate sufficient revenue to achieve profitability will depend largely on the successful development of our integrated mine-to-magnet platform. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in Part I, Item 1A, “Risk Factors.”

Less Common Metals

In the fourth quarter of 2025, we completed the acquisition of Indian Ocean Rare Metals Pte. Ltd., which includes Less Common Metals Ltd. (“Less Common Metals”), its manufacturing subsidiary located in Cheshire, United Kingdom. Less Common Metals is a leading scaled ex-China rare earth metal and alloy manufacturer. The acquisition of Less Common Metals is the vital link in our end-to-end REE supply chain by adding value through processing of REE oxides, rare earth metals and transition metals into specialized and often complex alloys of close compositional control, low and consistent levels of impurities and controlled microstructures. See Note 2, “Merger Transaction and Acquisition – Acquisition of Indian Ocean Rare Earth Metals Pte. Ltd.” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (the “Notes”) for further information regarding the acquisition.

Private Investment in Public Entity Financing (“PIPE”)

On January 28, 2026, we completed a private placement of 69.8 million shares of our common stock for gross proceeds of $1.5 billion (“$1.5B PIPE”). We intend to use the net proceeds from the $1.5B PIPE to accelerate the build-out of our mine-to-magnet value chain, including the development and expansion of mining, processing, metal-making and magnet manufacturing capabilities, as well as for working capital and general corporate purposes.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 55

Expected U.S. Government Transaction

On January 26, 2026, we announced that we had entered into a non-binding letter of intent (the “Letter of Intent”) with the U.S. Department of Commerce covering a total of $1.6 billion, including $277.0 million in direct funding awards under the CHIPS Act, and $1.3 billion in senior secured debt with a 15-year term with an expected rate of Treasury plus 150 basis points (“bps”) (collectively, the “Expected U.S. Government Transaction”).

As conditions to entry in definitive documentation for the Expected U.S. Government Transaction (the “Definitive Agreements”), we must satisfy certain conditions, including, without limitation: (i) raise at least $500 million from non-federal sources (which we satisfied with the $1.5B PIPE), (ii) obtain two memoranda of understanding from semiconductor end or midstream users, (iii) obtain neodymium praseodymium oxide and MREC feedstock supply agreements with a term at least through 2027, (iv) exercise a surface purchase option with the Texas GLO, (v) implement certain third-party recommendations and third-party validation of nuclear material licensing requirements at our Colorado Facility, and (vi) define a power infrastructure plan for our magnet manufacturing facility in Stillwater, Oklahoma.

In addition, the U.S. government’s $277.0 million in direct funding awards includes a condition that we issue to the U.S. government, $277.0 million of common stock (approximately 16.1 million shares issued at $17.17 per share). The $1.3 billion in senior secured debt also requires the issuance of warrants to the government representing an additional 10% of the Company’s fully diluted shares outstanding prior to the $1.5B PIPE (approximately 17.5 million shares with an exercise price of $17.17 per share and a 10-year exercise period). The U.S. government’s ownership in the Company is expected to represent between 8% and 16% of the fully diluted shares outstanding prior to the $1.5B PIPE depending on whether the warrants are assumed to be exercised. Issuance of both the direct funding awards and senior secured debt are dependent on our ability to meet certain key performance indicators.

The Letter of Intent for the Expected U.S. Government Transaction provides, and the Definitive Agreements for such collaboration will provide, that the grant and debt financing from the government will be released to us in phases over time subject to our achievement of specified business milestones related to the development of the Round Top deposit, development and expansion of processing and separation facilities, development and expansion of metal making and strip casting facilities, development and expansion of the magnet manufacturing facility, and obtaining additional equity and debt financing. There are four milestones related to Round Top with targeted achievement dates from December 2026 to December 2028: design, scale-up and completion of a definitive feasibility study; early works; solvent extraction; and completion of construction. There are two milestones related to our metal making and strip casting facilities with targeted achievement dates from March 2027 to December 2027: supply, technical feasibility, and construction; and qualification for production and commercialization. There are four milestones related to the development and expansion of our magnet manufacturing facilities with targeted achievement dates from June 2026 to March 2028: initial production capability and demand validation; and incremental production capability and demand validation. In addition, to meet certain milestones to obtain funding awards and debt under the Expected U.S. Government Transaction and execute on our current business plan, we will be required to i) raise at least $600 million of additional equity by December 31, 2027 to satisfy our estimated $4.1 billion of required long-term capital expenditures; and ii) establish a $250 million revolving credit facility by December 31, 2026.

In addition to the Letter of Intent for the Expected U.S. Government Transaction, we signed a non-binding letter of intent with the U.S. Department of Energy’s National Energy Technology Laboratory to collaborate to advance HREE separation technologies at our Colorado Facility and Round Top deposit, leveraging digital twin technology.

The Expected U.S. Government Transaction is expected to accelerate and de-risk our growth objectives across mining, processing, metal-making and magnet manufacturing, and is anticipated to support a business that by 2030 should:

•extract of up to 40,000 metric tons per day of rare earth and critical mineral feedstock from the Round Top deposit, which is expected to begin commercial production in 2028;
•process a combined 8,000 MTPA of third-party MREC and HREE and critical mineral oxides and concentrates at Round Top, which are and largely unavailable domestically;
•reshore 10,000 MTPA of HREE metal- and alloy-making and strip-casting capacity, capabilities that do not currently exist in the U.S., through the expertise of Less Common Metals; and

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 56

•process 2,000 MTPA of swarf, which is a result of our magnet production.

We believe that, if consummated on the terms described in our non-binding Letter of Intent with the U.S. Department of Commerce, the Expected U.S. Government Transaction would represent a transformative source of capital that accelerates the development of our integrated rare earth value chain and positioning as a domestic supplier of REE and neo magnets for both commercial and national security applications.

However, the transaction remains subject to the negotiation and execution of Definitive Agreements, the satisfaction of numerous conditions, and final government approvals, and there is no assurance it will be consummated on the anticipated terms or at all. Even if Definitive Agreements are reached, funding is expected to be disbursed in tranches tied to the achievement of specified milestones, and failure to meet any milestone could result in a withholding or clawback of funding. If the transaction is not completed, we would need to identify alternative sources of capital, which may not be available on acceptable terms, and our ability to execute our business plan could be materially impaired.

Development of the Stillwater Facility and Production of Neo Magnets

We believe that the successful commissioning and ramp-up of our Stillwater, Oklahoma magnet manufacturing facility represents one of our most significant near-term commercial opportunities. If developed as planned, the Stillwater Facility would position us as one of the few domestic producers of sintered NdFeB permanent magnet, enabling us to serve customers across the defense, electric vehicle, and industrial sectors and to generate meaningful product revenues for the first time. We believe domestic production of neo magnets addresses a critical gap in the U.S. supply chain and that demand from both commercial and government customers for domestically sourced magnets should be substantial and grow over time.

However, we have no history of commercial magnet manufacturing, and the Stillwater Facility remains under development. The facility requires substantial capital to be completed, and there may be unanticipated costs or delays associated with the construction. Our plan for producing magnets is based on certain estimates and assumptions we have made about our business over the next few years, including the ability to obtain the equipment and materials needed to produce magnets on a timely basis from third party vendors. Our ability to achieve our production timeline depends on our ability to obtain equipment and materials, the recruitment and retention of skilled personnel, and the timely sourcing of rare earth oxide and metal feedstock from third parties while the Round Top Project matures. Any delays or cost overruns in commissioning the facility, challenges in securing feedstock at competitive prices, or difficulties in attracting and retaining personnel or customers could extend our path to profitability and materially and adversely affect our revenues and cash flows. Further, the magnet technology industry is still in its infancy in the U.S., and thus the technology, processes, and capabilities are still being developed. Due to rapidly rising demand, there is also a risk that substitute products will become available and reduce the need for our type of high-performance magnet.

Proposed Texas Mineral Resources Corporation Acquisition

On March 4, 2026, we entered into a TMRC Merger Agreement to acquire TMRC. As of December 31, 2025, we held an 81.3% interest in RTMD, with TMRC holding the remaining 18.7% interest. The TMRC Mergers are intended to consolidate our ownership of RTMD. Subject to the terms and conditions set forth in the TMRC Merger Agreement, at the effective time of the first merger, each issued and outstanding share of TMRC common stock (subject to specified exclusions) will be converted into the right to receive a number of shares of our common stock equal to the quotient obtained by dividing 3.82 million shares by the aggregate number of TMRC shares outstanding on a fully diluted basis as of immediately prior to the effective time of the first merger, with cash paid in lieu of fractional shares. The closing of the TMRC Mergers is subject to customary conditions, including, among others, the requisite approval of TMRC stockholders, required Nasdaq listing authorization (if applicable), the absence of any law or order prohibiting consummation of the TMRC Mergers, and the effectiveness of a registration statement on Form S-4, which will include a prospectus relating to our shares to be issued as merger consideration and a proxy statement relating to TMRC’s stockholder meeting to approve the proposed transactions.

We believe that consolidating 100% ownership of RTMD through the proposed TMRC Mergers could simplify our corporate structure, streamline our operations and strengthen our operational control over the Round Top Project.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 57

However, completion of the TMRC Mergers is subject to a number of conditions. Even if the TMRC Mergers are completed, there can be no assurance that owning 100% of RTMD will result in improved operating outcomes, accelerated development of the Round Top Project, or other anticipated strategic or financial benefits. Completion of the transaction will also result in the issuance of shares of our common stock to TMRC stockholders, which will be dilutive to our existing stockholders.

Development of the Round Top Project into a Producing Mine

Round Top Mountain, which is an above-ground mineral deposit near Sierra Blanca, TX contains the Round Top Deposit, the mining and extraction of which comprises our Round Top Project. In late 2025, we completed the first phase of the Round Top Project by submitting a review of our flow sheet to a third-party certification firm. Upon acceptance and certification of this flow sheet, we will move into the pre-feasibility study phase. This stage is expected to be completed during late 2026 or early 2027.

We believe that the long-term successful development of our Round Top Deposit into a producing mine represents a transformative long-term opportunity. A producing Round Top mine would provide a domestic, integrated source of critical REE to supply our planned Stillwater Facility magnet manufacturing operations and potentially third-party customers, significantly reducing dependence on foreign supply chains and strengthening our competitive position.

Nevertheless, Round Top Mountain remains at the exploration stage. We have not yet established that the Round Top Mountain deposit contains any commercially exploitable quantities of proven and probable mineral reserves, and we may not be able to do so. Even if we establish commercially exploitable quantities of mineral reserves, the Round Top Mountain deposit may not be developed into a producing mine and we may not be able to extract those minerals economically. The development of a mineral property into a producing mine is a lengthy, capital-intensive, and an uncertain process. Throughout the process of commercializing the Round Top Mountain deposit, we will be required to complete feasibility studies, construct and commission significant infrastructure, obtain regulatory permits and approvals, and raise substantial additional capital, all before any commercial production can begin. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines. There is no assurance that Round Top Mountain will be developed into a producing mine on our anticipated timeline or at all, or that any production that is ultimately achieved will be commercially viable. Failure to develop Round Top Mountain as planned would also impair the long-term feedstock strategy underlying our integrated business model.

Evaluation of Potential Manufacturing Capacity Expansion

We are evaluating opportunities to expand our rare earth magnet manufacturing capacity to support anticipated growth in demand across key sectors, including aerospace, defense, semiconductors, data centers, physical AI, energy, mobility, healthcare, and numerous industrial sectors. As part of this process, we are assessing potential investments in additional production capabilities to enhance operational flexibility and support a more resilient and diversified manufacturing footprint. These assessments include both expansion of existing facilities and development of new manufacturing sites and take into account a range of factors, including workforce availability and our ability to attract and retain qualified personnel, access to transportation infrastructure, availability of reliable and cost-effective utilities (including electrical power and water), site suitability and scalability, regulatory considerations, and community and stakeholder support.

Results of Operations

Our operating revenues and gross margins have been derived solely from our ownership of Less Common Metals subsidiary for the period of November 18, 2025 through December 31, 2025, following the acquisition of IORM. We had no operating revenues or gross margins prior to November 18, 2025. In addition, we are dependent on equity or other external financings to fund our pursuit and development of our consolidated business plans (including magnet production at our Stillwater Facility), to fund our mineral exploration and evaluation operations, our evaluation and intended development of the Round Top Project (collectively, our “R&D” costs), selling, general and administrative (“SG&A”) costs, interest expense and other costs. As a result, we expect to incur operating losses until such time as either (i) the Stillwater Facility is fully completed and operational to the extent that it generates net profits, or (ii) an economic mineral resource is identified, developed and put into profitable commercial production at the Round Top Project.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 58

Revenue, Gross Profit and Gross Margin

The following table sets forth our revenue, cost of sales, gross profit and gross margin for the period indicated.

Year Ended December 31, 2025
(In thousands, except for percentage)
Revenue	$1,643
Cost of revenue	1,448
Gross profit	$195
Gross margin	11.9%

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

We acquired IORM, the parent of Less Common Metals on November 18, 2025, and therefore our revenue, cost of revenue, gross profit and margin for year ended December 31, 2025 is confined to the period between November 18, 2025 through December 31, 2025 from our Less Common Metals subsidiary. Other than the activities reported for Less Common Metals, we had no revenues or gross profit for years ended December 31, 2025 and 2024.

Concentration of Revenue

Revenue Attributable to Primary Geographical Markets

Year Ended December 31, 2025
(In thousands)
United States	$99
Europe	1,496
Asia	48
Total revenue	$1,643

Revenue Attributable to Domestic and International Sales

Revenue attributable to domestic and international sales as a percentage of total revenue are presented in the following table. See Note 13, “Concentrations – Disaggregation of Revenue,” of the Notes for further discussion regarding our concentration of revenue by geographic location.

Year Ended December 31, 2025
United States	6%
International	94%
Total revenue	100%

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 59

Customers Accounting for 10% or More of Revenues

The following table presents the customers that account for 10% or more of our revenue. Although certain customers might account for greater than 10% of our revenues at any one point in time, the concentration of revenue between a limited number of large customers shifts regularly, depending on timing of shipments and orders. The percentages by customer reflect specific relationships or contracts that would concentrate our revenue for the periods presented and do not indicate a trend specific to any one customer. See Note 13, “Concentrations – Major Customers,” of the Notes for further discussion regarding customer concentration.

Year Ended December 31, 2025
Customer 1	73%
Customer 2	18%

The following table sets forth our results of operations and the amount of change between the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,		Change
	2025	2024
	(In thousands, except for percentages)
Operating expenses:
Selling, general and administrative	$43,135	$9,244	$33,891	370.0%
Research and development	15,885	6,341	9,544	150.0%
Amortization of intangible assets	678	—	678	NM
Total operating expenses	$59,698	$15,585	$44,113	NM

Other expense, net:
Interest and dividend income	$5,446	$292	$5,154	NM
Loss on fair market value of financial instruments, net	(244,488)	(379)	(244,109)	NM
Impairment of equity investment	—	(405)	405	(100.0)%
Interest expense and other income (loss), net	(139)	(315)	176	(60.0)%
Total other expense, net	$(239,181)	$(807)	$(238,374)	NM

Benefit from taxes:
Benefit from taxes	$(160)	$—	$(160)	NM

NM    Not meaningful.

Selling, general and administrative. The increase in SG&A expenses of $33.9 million was primarily due to an increase in legal services and consulting costs of $16.0 million, primarily due to merger and acquisition-related costs, and financing cost, stock-based compensation of $6.8 million, which includes modification of stock-based compensation of $1.6 million related to the termination of our former CEO, payroll and employee-related costs of $5.2 million related to an increase in headcount as we build our infrastructure, including recruiting fees of $1.7 million related to hiring of key personnel to handle certain areas of our operations, marketing, litigation settlement of $2.3 million, and other costs of $3.7 million, including travel costs of $0.9 million and marketing costs of $0.8 million.

Research and development. The increase in R&D expenses of $9.5 million was primarily due to an increase in employee-related costs of $4.4 million due to an increase in headcount, employee severance costs and stock-based compensation costs, development costs of $2.2 million, legal costs of $1.5 million, facility costs of $0.5 million, and other costs of $0.9 million.

Amortization of Other Intangible Assets. The increase of $0.7 million was due to the intangible assets acquired through our acquisition of Less Common Metals.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 60

Other expense, net:.
•Interest and dividend income. The increase of $5.2 million in interest and dividend income was primarily due to higher balances in our money market funds.
•Loss on fair market value of financial instruments, net. The change in fair market value of financial instruments of $(244.1) million was primarily due to the day one loss of the Common Stock warrant, the increase in fair value of the Common Stock warrant at exercise, increase in fair value of the Series A warrant exercised, the increase in fair value of the outstanding Series A warrants, and the increase in fair value of the Earnout liabilities at conversion, resulting in a net loss on the fair market value of financial instruments. See Note 3, “Fair Value Measurements,” of the Notes for additional information.
•Impairment of equity investment. We recorded an impairment of $0.4 million in our equity investment in a minerals company in the fourth quarter of 2024. No impairments were recorded in 2025.

Benefit from taxes. The change in the benefit from taxes of $0.2 million is primarily driven by the amortization of the identifiable intangible assets accounted for in purchase accounting and net operating loss our operations in the United Kingdom.

Our effective tax rate was zero percent for each of the years ended December 31, 2025 and 2024. Our effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year. For further discussion of our valuation allowance, see Note 10, “Income Taxes – Changes in Valuation Allowances,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview

We are an early-stage company with a limited operating history. Our 2025 revenues were derived solely from our Less Common Metals business for a portion of the year following the Less Common Metals Acquisition, and we have not yet generated revenues from neo magnet manufacturing or mineral production. Further, we expect to sustain substantial operating expenses without generating sufficient revenues to cover those expenditures for the foreseeable future. However, we believe that our existing cash and cash equivalents should be sufficient to fund our near-term operational and capital expenditure requirements. On the other hand, our long-term capital needs, particularly those associated with the full development of the Round Top Project and the full build-out of the Stillwater Facility, are expected to exceed our current resources, and we will need to raise additional capital. In addition, to meet certain milestones to obtain funding awards and debt under the Expected U.S. Government Transaction and execute on our current business plan, we will be required to i) raise at least $600 million of additional equity by December 31, 2027 to satisfy our estimated $4.1 billion of required long-term capital expenditures; and ii) establish a $250 million revolving credit facility by December 31, 2026. Our ability to raise capital in the future on acceptable terms, whether through equity, debt, or government funding, is not assured and will depend on market conditions, our operational progress, and our ability to satisfy applicable milestones and conditions.

Sources and Uses of Cash

Our primary sources of liquidity have historically consisted of debt and equity financing. For the year ended December 31, 2025, we had a net loss of $298.5 million, which included a non-cash fair value loss on financial instruments of $244.5 million, and net cash used in operating activities was $49.0 million. As of December 31, 2025, we had $359.9 million in cash and cash equivalents.

On January 28, 2026, we completed a private placement of 69.77 million shares of our common stock for gross proceeds of $1.5 billion, which substantially strengthened our liquidity position and is expected to fund our near-term operational and capital expenditure requirements, including the continued development of the Stillwater Facility and the advancement of the Round Top Project.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 61

We have not yet generated revenues from neo magnet manufacturing or critical mineral production, and we expect to continue to use cash in operating activities for the foreseeable future as we invest in commercializing our integrated mine-to-magnet platform. Our primary near-term uses of cash include:

•Stillwater Facility development and commissioning — completing the installation and qualification of our sintered NdFeB permanent magnet production lines, procuring feedstock, and ramping toward initial commercial production;
•Round Top Project advancement — funding the ongoing Preliminary Feasibility Study, constructing and operating the demonstration facility, and advancing toward a Definitive Feasibility Study and, ultimately, mine construction; and
•General corporate and administrative expenses — supporting our growing operations, including personnel, legal, regulatory, and compliance costs.

Over the longer term, we expect that developing the Round Top Project into a producing mine and expanding the Stillwater Facility to its full planned capacity will require substantial additional capital expenditures beyond our current cash on hand. We have not yet determined the full scope or timing of those expenditures with precision, as they are dependent on the outcomes of our ongoing feasibility studies. However, we expect total capital requirements to be significant, and our ability to fund them will depend on our ability to access additional financing from debt and equity sources.

Trends in Capital Resources

Expected U.S. Government Transaction

The Letter of Intent with the U.S. Department of Commerce covers a total proposed commitment of $1.6 billion. If consummated on the terms described in the Letter of Intent, this transaction would represent a significant new long-term source of capital to fund the development of our integrated rare earth value chain.

The direct funding awards and senior secured debt are each subject to our achievement of specified business milestones and are expected to be released in phases over time. Accordingly, the timing and magnitude of any cash inflows from the Expected U.S. Government Transaction will depend on our ability to satisfy those milestones on the anticipated schedule. There is no assurance that the Definitive Agreements will be entered into or that any funding will be received. If we are unable to satisfy the required milestones or if the Definitive Agreements are not executed, we may not receive any or all of the anticipated government funding, and we would need to identify alternative sources of capital to fund our long-term development plans.

Consummation of the Expected U.S. Government Transaction would also change the mix of our capital resources materially. The addition of $1.3 billion in long-term senior secured debt would introduce significant debt service obligations and leverage into our capital structure, which we currently do not have. Additionally, the direct funding awards require us to issue approximately 16.1 million shares of our common stock to the U.S. government and the senior secured debt requires us to issue warrants representing approximately 17.5 million additional shares at an exercise price of $17.17 per share with a 10-year exercise period, in each case resulting in dilution to our existing stockholders.

Proposed Acquisition of TMRC

On March 4, 2026, we entered into the TMRC Merger Agreement. The merger consideration consists solely of shares of our common stock such that the transaction will not result in a material cash outlay. However, we will bear transaction-related costs, and completion of the transaction will result in dilution to our existing stockholders through the issuance of approximately 3.8 million shares of our common stock to TMRC stockholders.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 62

Cash Flows

	Year Ended December 31,
	2025	2024	Change
	(In thousands)
Net cash used in operating activities	$(48,985)	$(12,991)	$(35,994)
Net cash used in investing activities	(139,566)	(3,285)	(136,281)
Net cash provided by financing activities	531,715	19,838	511,877

Operating Activities. The $36.0 million increase in net cash used in operating activities, as compared to the comparable period of the prior year, was primarily due to an increase of $27.5 million net loss adjusted for non-cash items, such as the non-cash loss of $244.2 million related to the day one loss under the valuation of our May 2025 $75.0 million financing with a single institutional investor, which included the issuance of our common stock, common stock warrants and prefunded warrants (the “$75M PIPE”) and the change in fair value of outstanding financial instruments, stock-based compensation of $8.8 million and a non-cash litigation settlement of approximately $1.7 million, and an increase in cash used for vendor payments and prepayment of insurance, partially offset by an increase in accrued liabilities related to financing, acquisition and payroll costs.

Investing Activities. The $136.3 million increase in cash used in investing activities, as compared to the comparable period of the prior year, was primarily due to additional investments made for plant improvements and equipment purchases as we execute our strategic business plan and continue to build the manufacturing process at our Stillwater Facility.

Financing Activities. The $511.9 million increase in cash provided by financing activities, as compared to the comparable period of the prior year, primarily due to $303.8 million from proceeds related to the exercise of warrants and $190.1 million in proceeds from the issuance of common stock and warrants related to private investments, including the $75M PIPE. For additional information, see Note 7, “Mezzanine and Stockholders' Equity” of the Notes.

Off-Balance Sheet Arrangements

Other than as described in this Annual Report, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include goodwill and other intangible assets, and liability valuations. We have incorporated historical data into the determination of each of these estimates and we have not experienced significant adjustments. We review these assumptions at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 63

Business Combination

The accounting for business combinations is considered a critical accounting estimate because it requires management to make significant judgments in determining the fair values of assets acquired and liabilities assumed, including identifiable intangible assets and goodwill, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. These estimates involve the use of complex valuation techniques and assumptions that are inherently uncertain, and changes in these assumptions could have a material impact on the Company’s consolidated financial statements. The purchase price allocation required management to estimate the fair values of acquired tangible and intangible assets and assumed liabilities as of the acquisition date. Significant assumptions used in these valuations included projected future cash flows, discount rates, and growth rates. Management believes these assumptions were reasonable based on information available at the time; however, actual results may differ from these estimates. Changes in key assumptions could affect the recorded amounts of acquired assets and liabilities and future results of operations through amortization expense, remeasurement of contingent consideration, or impairment charges. Goodwill arising from business combinations is not amortized but is tested for impairment at least annually or upon the occurrence of triggering events, and adverse changes in market conditions, integration results, or operating performance could increase the likelihood of a future goodwill impairment that could be material to the Company’s financial position and results of operations.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that impairment may exist, or if we elect to bypass the qualitative assessment, a quantitative impairment test is performed. An impairment loss is recognized for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the asset’s fair value.

The impairment evaluation for goodwill and indefinite-lived intangible assets requires significant judgment, including the determination of reporting units and the estimation of the fair value of those reporting units or assets. Estimates of fair value are based on assumptions about future operating performance, including projected revenues, operating margins, long-term growth rates, and discount rates. Changes in these assumptions, market conditions, or our operating performance could result in future impairment charges.

See Note 4, “Other Financial Information – Goodwill and Other Intangible Assets” of the Notes for more details concerning our goodwill and other intangible assets, as well as the result of its impairment testing.

Warrant and Earnout Shares Liability Valuations

The valuation of certain warrant liabilities, including the Series A Warrant, and Earnout Share liabilities requires the use of significant estimates and assumptions. We engage third-party valuation specialists to assist in determining the fair value of these instruments. The fair values of the warrant and Earnout Share liabilities are estimated using stochastic valuation techniques, including the Black-Scholes option pricing model and Monte Carlo simulation models. These models incorporate significant assumptions, including expected stock price volatility and other relevant inputs.

Because the valuation models incorporate unobservable inputs and assumptions regarding future events, the resulting fair value measurements are subject to variability and may differ materially if underlying assumptions change. Changes in these assumptions may result in significant changes in the fair value of these liabilities in future periods.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 64

See Note 1, “Organization – Summary of Significant Accounting Policies” of the Notes for a description of our critical and other significant accounting policies.

Recently Adopted Accounting Standards

For information on recently adopted accounting pronouncements, see Note 1, “Organization – Recently Adopted Accounting Pronouncement” of the Notes.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

This item is not required under Regulation S-K for “smaller reporting companies”.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 65

Item 8 — Financial Statements and Supplementary Data

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
USA Rare Earth, Inc.
Stillwater, Oklahoma

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Rare Earth, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, mezzanine equity, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.
(formerly HORNE LLP)

We have served as the Company's auditor since 2024.

Ridgeland, Mississippi
March 30, 2026

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 67

USA Rare Earth, Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$359,925	$16,761
Accounts receivable	3,764	—
Inventories	18,535	—
Deferred offering costs	—	5,134
Prepaid expenses and other current assets	3,151	378
Total current assets	385,375	22,273
Property, plant and equipment, net	86,449	26,529
Mineral interests	17,339	17,125
Goodwill	134,848	—
Other intangible assets, net	68,612	—
Equipment deposits	1,879	3,060
Operating lease right-of-use assets	321	30
Other non-current assets	176	52
Total assets	$694,999	$69,069
LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$11,069	$1,823
Accrued liabilities	14,073	3,071
Contract liabilities	10,500	—
Derivative liability	—	1,164
Notes payable	1,849	831
Finance leases, current	283	—
Operating leases, current	137	23
Other	—	13
Total current liabilities	37,911	6,925
Deferred grants	8,200	8,200
Finance leases, non-current	592	—
Operating leases, non-current	185	—
Earnout liabilities	108,671	—
Warrant liabilities	19,534	—
Deferred tax liability	16,715	—
Total liabilities	191,808	15,125
Commitments and contingencies (Note 6)
Mezzanine equity *
12% Series A Cumulative Convertible Preferred Stock subject to possible redemption, $0.0001 par value, 15,000 shares authorized, and 1,224 and 2,739 shares outstanding as of December 31, 2025 and 2024, respectively	8,905	21,173
Subscription receivable	—	(1,250)
Total mezzanine equity	8,905	19,923
Stockholders' equity *
Common Stock, $0.0001 par value, 750,000 shares authorized; and 148,055 and 60,091 shares issued and outstanding as of December 31, 2025 and 2024, respectively	15	6
Accumulated other comprehensive income	130	—
Additional paid-in-capital	879,848	104,244
Accumulated deficit	(387,360)	(72,872)
Non-controlling interest	1,653	2,643
Total stockholders' equity	494,286	34,021
Total liabilities, mezzanine equity, and stockholders' equity	$694,999	$69,069

*  Fiscal 2024 Recast
See Accompanying Notes to Consolidated Financial Statements

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 68

USA Rare Earth, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2025	2024
	(in thousands, except per share)
Revenue	$1,643	$—
Cost of revenue	1,448	—
Gross profit	195	—

Operating expenses:
Selling, general and administrative	43,135	9,244
Research and development	15,885	6,341
Amortization of intangible assets	678	—
Total operating expenses	59,698	15,585
Loss from operations	(59,503)	(15,585)

Other expense, net:
Interest and dividend income	5,446	292
Loss on fair market value of financial instruments, net	(244,488)	(379)
Impairment of equity investment	—	(405)
Interest expense and other income (loss), net	(139)	(315)
Total other expense, net	(239,181)	(807)
Loss before taxes	(298,684)	(16,392)
Benefit from taxes	(160)	—
Net loss	(298,524)	(16,392)
Net loss attributable to non-controlling interest	(965)	(657)
Net loss attributable to USA Rare Earth, Inc.	$(297,559)	$(15,735)

Other comprehensive income, net of tax
Foreign currency translation adjustments	130	—
Comprehensive loss attributable to USA Rare Earth, Inc.	$(297,429)	$(15,735)

Net loss per share attributable to USA Rare Earth, Inc.: *
Basic and diluted	$(3.31)	$(0.40)

Number of shares used in per share calculations: *
Basic and diluted	98,021	59,538

*    Fiscal 2024 Recast

See Accompanying Notes to Consolidated Financial Statements

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 69

USA Rare Earth, Inc.
Consolidated Statements of Mezzanine Equity

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Shares	Amount	Shares (1)	Amount
	(In thousands)
12% Series A Cumulative Convertible Preferred Stock
Beginning balance	2,739	$21,173	—	$—
USARE LLC Convertible Preferred unit dividends	84	1,082	116	706
Issuance of preferred stock and warrants, net of issuance costs	1,495	6,283	2,623	20,467
Shares issue in reverse recapitalization	915	6,989	—	—
Deferred offering costs	—	(3,237)	—	—
Deemed dividend and accretion to redemption value	—	26,968	—	—
Conversions	(4,009)	(50,353)	—	—
Ending balance	1,224	$8,905	2,739	$21,173

Subscription Receivable
Beginning balance		$(1,250)		$—
Issuance of preferred stock		—		(1,250)
Shares issue in reverse recapitalization		1,250		—
Ending balance		$—		$(1,250)

Total Mezzanine Equity
Beginning balance	2,739	$19,923	—	$—
Ending balance	1,224	8,905	2,739	19,923

(1)The shares of the Company’s preferred stock prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger.

See Accompanying Notes to Consolidated Financial Statements

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 70

USA Rare Earth, Inc.
Consolidated Statements of Stockholders' Equity

	Year Ended December 31, 2025
	Shares	Amount
	(In thousands)
Common Stock
Beginning balance	60,091	$6
USARE LLC Convertible Preferred unit dividends	182	—
Shares issued in reverse merger recapitalization	21,679	2
IORM common stock issuances	6,544	1
Conversion of 12% Series A Cumulative Convertible Preferred Stock	7,128	—
Investor warrants exercised	37,982	4
PIPE financing	16,883	2
Other issuances	(2,434)	—
Ending balance	148,055	$15

Additional Paid-In Capital
Beginning balance		$104,244
Equity-based compensation		7,919
Transaction bonus		841
Extinguishment of note payable		1,506
USARE LLC Convertible Preferred unit dividends		(1,082)
Issuance of preferred stock		5,367
Deferred offering costs		(4,234)
Deemed dividend - preferred accretion to redemption value		(26,968)
Reverse recapitalization merger		27,718
IORM common stock issuances		94,557
Earnout liability		(99,639)
Conversion of Series A warrants into liability-classified warrants		(34,612)
Warrant exercises		631,444
Conversions of 12% Series A Cumulative Convertible Preferred Stock		50,352
Forward purchase agreements prepayment		(351)
Early termination of forward purchase agreements		399
Accretion of forward purchase agreements		2
PIPE financing		119,904
Common stock issuance		2,481
Ending balance		$879,848

Accumulated Other Comprehensive Income
Beginning balance		$—
Translation adjustment		130
Ending balance		$130

Subscription Receivable
Beginning balance		$—
Forward purchase agreements prepayment		(20,389)
Early termination of forward purchase agreements		20,391
Accretion of forward purchase agreements		(2)
Ending balance		$—

Accumulated Deficit
Beginning balance		$(72,872)
Shares issued in reverse merger recapitalization		(16,954)
Dilution of non-controlling interest		25
Net loss attributable to USA Rare Earth, Inc.		(297,559)
Ending balance		$(387,360)

Non-Controlling Interest
Beginning balance		$2,643
Net loss attributable to non-controlling interest		(965)
Dilution of non-controlling interest		(25)
Ending balance		$1,653

Total Stockholders’ Equity
Beginning balance		$34,021
Ending balance		494,286

See Accompanying Notes to Consolidated Financial Statements

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 71

USA Rare Earth, Inc.
Consolidated Statements of Stockholders' Equity
(cont’d)

	Year Ended December 31, 2024
	Units (1)	Amount
	(In thousands)
Common Stock
Beginning balance (as previously reported)	—	$—
Retroactive application of recapitalization	59,213	6
Beginning balance (as adjusted)	59,213	6
USARE LLC Convertible Preferred Stock Class C and C-1 dividends	878	—
Ending balance	60,091	$6

Common Units Class A
Beginning balance (as previously reported)	206,520	$3,704
Retroactive application of recapitalization	(206,520)	(3,704)
Beginning balance (as adjusted) and ending balance	—	$—

Common Units Class B
Beginning balance (as previously reported)	20,779	$3,189
Retroactive application of recapitalization	(20,779)	(3,189)
Beginning balance (as adjusted) and ending balance	—	$—

Convertible Preferred Units Class C
Beginning balance (as previously reported)	54,592	$73,079
Retroactive application of recapitalization	(54,592)	(73,079)
Beginning balance (as adjusted) and ending balance	—	$—

Convertible Preferred Units Class C-1
Beginning balance (as previously reported)	7,861	$13,404
Retroactive application of recapitalization	(7,861)	(13,404)
Beginning balance (as adjusted) and ending balance	—	$—

Additional Paid-In Capital
Beginning balance (as previously reported)		$—
Retroactive application of recapitalization		93,370
Beginning balance (as adjusted)		93,370
Equity-based compensation		1,738
Issuance of warrants		6,897
Convertible Preferred dividends		2,239
Ending balance		$104,244

Accumulated deficit
Beginning balance (as previously reported)		$(54,223)
Retroactive application of recapitalization		—
Beginning balance (as adjusted)		(54,223)
USARE LLC Convertible Preferred dividends		(2,945)
Dilution of non-controlling interest		31
Net loss		(15,735)
Ending balance		$(72,872)

Non-controlling interest
Beginning balance (as previously reported)		$3,331
Retroactive application of recapitalization		—
Beginning balance (as adjusted)		3,331
Dilution of non-controlling interest		(31)
Net loss		(657)
Ending balance		$2,643

Total stockholders’ equity
Beginning balance (as adjusted)		$42,484
Ending balance		34,021

(1)The shares of the Company’s common stock, common stock units and preferred stock units prior to the Merger have been retrospectively recast to reflect the change in the capital structure as a result of the Merger.

See Accompanying Notes to Consolidated Financial Statements

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 72

USA Rare Earth, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(298,524)	$(16,392)
Adjustments to reconcile net loss to cash used in operating activities
Equity-based compensation expense	8,760	1,738
Depreciation	573	235
Amortization of other intangible assets	678	—
Amortization of right of use assets	335	154
Amortization of discount on note payable	—	211
Settlement of litigation through the issuance of common shares	1,674	—
Loss on fair market value of financial instruments	244,625	379
Impairment of equity investments	—	405
Non-cash interest expense	(192)	100
Other non-cash adjustments	1,425	39
Changes in operating assets and liabilities:
Accounts receivable	(599)	—
Inventories	(3,206)	—
Prepaid and other assets	(2,013)	69
Accounts payable	(5,487)	1,090
Accrued and other liabilities	3,931	(874)
Deferred tax liability	(161)	—
Contract liabilities	(476)	—
Lease liability	(662)	(145)
Notes payable	334	—
Net cash used in operating activities	(48,985)	(12,991)

Cash flows from investing activities:
IORM acquisition, net of cash received	(102,207)	—
Capital expenditures and equipment deposits	(37,359)	(3,107)
Other	—	(178)
Net cash used in investing activities	(139,566)	(3,285)

Cash flows from financing activities:
Proceeds from issuance of USARE LLC Preferred Series A-1 and A-2 units, and warrants	15,250	25,500
Proceeds from issuance of USARE LLC Preferred Series A units, and warrants	8,000	—
Payment of issuance cost for USARE LLC Preferred Series A, and warrants	(400)	—
Payment of issuance cost for USARE LLC Convertible Preferred Class C-1 units	—	(600)
IPXX contribution of capital through merger	22,867	—
Prepayment of Forward Purchase Agreements	(20,790)	—
Proceeds from termination of Forward Purchase Agreements	20,790	—
Payment of securities issuance costs	(8,281)	(5,062)
Proceeds from issuance of common stock and warrants under PIPE financing, net	190,077	—
Proceeds from exercise of warrants	303,845	—
Financed leases	357	—
Net cash provided by financing activities	531,715	19,838

Net change in cash and cash equivalents	343,164	3,562
Cash and cash equivalents, beginning of year	16,761	13,199
Cash and cash equivalents, end of year	$359,925	$16,761

Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$—
Purchases of property and equipment in accounts payable and other accrued liabilities	10,270	—
Fair value of shares transfer on IORM acquisition	94,557	—
Accretion of asset retirement obligations	82	—
USARE LLC Convertible Preferred Class C and C-1 unit dividends	1,960	7,365
USARE LLC Convertible Preferred Class A-1 and A-2 unit dividends	1,082	706
Finance right of use assets obtained in exchange for finance lease liabilities	1,233	—
Non-cash lease liabilities arising from obtaining right of use assets	427	—

See Accompanying Notes to Consolidated Financial Statements

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 73

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization

USA Rare Earth, Inc., collectively with its subsidiaries (the “Company,” “USARE,” “we,” or “our”) is building a leading global rare earth value chain, from mine to magnet and beyond. The Company intends to secure, reshore, and grow the materials intelligence and production technologies required to stand up a resilient rare earth industry. This advanced industrial operating system should strengthen supply-chain security for the national defense, manufacturing and technology of the United States (“U.S.”) and its allies. The Company’s plan is to build an integrated platform to encompass the entire rare earth value chain: extraction and separation of rare earth oxides; conversion of oxides into metals, alloys and strip-cast; and production of sintered neodymium-iron-boron (“NdFeB”) permanent magnets, which the Company refers to as neo magnets. This capability should address the supply-chain vulnerabilities created by China’s current dominance of rare earth processing, metal and magnet manufacturing.

The Company (formerly known as Inflection Point Acquisition Corp. II or “IPXX”) was a special purpose acquisition company incorporated as a Cayman Islands exempted company on March 6, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 21, 2024, IPXX entered into a Business Combination Agreement (as amended on November 12, 2024 and January 30, 2025, the “Business Combination Agreement”), by and among IPXX, USA Rare Earth, LLC, a Delaware limited liability company (“USARE LLC”), and IPXX Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IPXX (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub merged with and into USARE LLC, with USARE LLC continuing as the surviving company (the “Merger”). On March 12, 2025, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware. On March 13, 2025 (the “Closing Date”), the Company consummated the previously announced Merger and related transactions (the “Merger Transactions”) contemplated by the Business Combination Agreement and USARE LLC became a direct wholly owned subsidiary of the Company. On March 14, 2025, following the closing of the merger transactions on March 13, 2025, shares of USARE common stock (“Common Stock”) and USARE warrants began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “USAR” and “USARW,” respectively. See Note 2, “Merger Transaction and Acquisition – IPXX Business Combination Agreement,” for additional information related to the Merger.
Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The historical consolidated financial statements reflect (i) the historical operating results of USARE LLC prior to the merger; (ii) the combined results of IPXX and USARE LLC following the close of the Merger; (iii) the assets and liabilities of USARE LLC at their historical cost and (iv) USARE LLC’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the Merger.

References to a year refer to our fiscal years ended on December 31 of the specified year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, as well as its wholly-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 74

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The amounts that involve significant estimates include equity-based compensation, asset and liability valuations, such as earnout and warrant liabilities, certain equity issuances, litigation settlements, and other fair value estimates reported. The assumptions used in calculating fair value represent the Company’s best estimates. However, these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or the Company uses different assumptions, any gain or loss recognized using estimates could be materially different.

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

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Cash and cash equivalents consisted of funds held in bank and investment accounts with financial institutions in the U.S.

The Company continually monitors its cash positions with the financial institutions through which it invests. The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

Deferred Offering Costs

Deferred offering costs consist of direct legal, advisory, and other fees related to the Business Combination Agreement, and the Merger Transactions as described in Note 1, “Organization.” These costs are capitalized as incurred and are presented as part of current assets in the Company’s Consolidated Balance Sheets. Upon the closing of the Merger Transactions, deferred offering costs directly related to the issuance of shares were netted against the proceeds from the Merger and recorded as an offset to stockholders’ equity.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 75

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
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

See additional information in Note 3, “Fair Value Measurements.”

Inventories

Inventories are stated at the lower of weighted average cost or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products.

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

The Company did not record an impairment loss related to long-lived assets for the years ended December 31, 2025 and 2024.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Advance payments of equipment not yet received are recorded as equipment deposits on the Consolidated Balance Sheets. Depreciation is calculated using the straight-line method over the following estimated useful lives of the related assets.

Property Type	Useful Life
Land Improvements	20-30 years
Buildings	10-39 years
Building improvements	15 years
Manufacturing equipment	2-25 years
Lab equipment	5-25 years
Furniture and fixtures	3-5 years
Leasehold Improvements	Lesser of estimated useful life or remaining lease term

Depreciation commences once the asset is ready for its intended use. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations and Comprehensive Loss.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 76

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
The costs of normal maintenance, repairs, and minor replacements are expensed as incurred.

Mineral Properties

Mining property acquisition costs, including directly attributable acquisition costs, are capitalized when incurred and are included in mineral interests on the Consolidated Balance Sheets. Acquisition costs include cash consideration and the fair value of shares issued as consideration. The Company also capitalizes amounts attributable to value beyond proven and probable (“VBPP”) reserves when acquiring mining property interests.

Once proven and probable reserves have been established and a mineral property is determined to be economically and legally developable, subsequent development costs are capitalized as mine development assets. Upon commencement of commercial production, capitalized mining property and development costs are amortized using the units-of-production method over the estimated life of the related reserves.

Capitalized costs related to properties that are abandoned or determined to be uneconomic are written off. Mining properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Exploration and Evaluation Costs

Exploration and evaluation activities include the search for mineral resources and the assessment of the technical feasibility and commercial viability of mineral deposits. Such activities include geological and geophysical studies, exploratory drilling, sampling, and related technical evaluations.

Exploration and evaluation costs are expensed as incurred. These costs include employee compensation, materials and supplies, drilling costs, contractor payments, and other costs directly associated with exploration activities undertaken prior to the establishment of proven and probable mineral reserves.

License costs associated with the right to explore in a specific exploration area are capitalized and amortized over the term of the license.

Once technical feasibility and economic viability of a mineral property have been established and appropriate approvals have been obtained, subsequent costs incurred to develop the property are capitalized as mine development assets. Exploration and evaluation costs incurred prior to that determination are not capitalized and are not subsequently reclassified.

Goodwill and Other Acquired Intangible Assets

Goodwill and other acquired intangible assets represent the value associated with the acquisition of Indian Ocean Rare Metals Pte. Ltd. under the acquisition method of accounting.

Other acquired intangible assets consist of trademarks, customer relationships, supplier relationships, and manufacturing know-how. Intangible assets are recognized over their estimated useful life and are included within selling, general and administrative expense.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 77

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired. Goodwill is not amortized, but is tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. The Company’s annual testing date is October 1. The Company tests goodwill for impairment by performing a qualitative assessment or using a quantitative test. If the Company chooses to perform a qualitative assessment and determines it is more likely than not that the carrying value of the net assets is more than the fair value of the related operations, the quantitative test is then performed; otherwise, no further testing is required. The Company compares the carrying value of net assets to the estimated fair value of the related operations when the quantitative test is used. If the fair value is determined to be less than carrying value, the shortfall up to the carrying value of the goodwill represents the amount of goodwill impairment. Due to the Company’s recent acquisition of Indian Oceans Rare Metals Pte. Ltd., the Company performed its annual goodwill impairment test as of December 31, 2025, using a qualitative assessment. The Company determined the fair value of its reporting unit substantially exceeded their respective carrying values.

Asset Retirement Obligation

The Company recognizes and records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred, if there is a clear obligation at the termination of a lease and the potential obligation is measurable. ARO is capitalized to the corresponding asset, and the liability is included in Accrued liabilities on the Consolidated Balance Sheets. The ARO is adjusted for changes in the estimated timing or the amount of the original estimate as needed. Changes in the liability for an ARO due to the passage of time are recognized as accretion expense which is recorded in Selling, general and administrative on the Consolidated Statements of Operations and Comprehensive Loss.

Leases

The Company leases real estate and lab equipment in noncancelable operating and finance leases accounted for in accordance with ASC 842, Leases. Lease costs are presented in the Consolidated Statements of Operations and Comprehensive Loss as follows: (i) operating lease expense in Selling, general and administrative expenses and in Research and development expenses, (ii) finance lease right-of-use (“ROU”) asset amortization in Research and development expenses, and (iii) interest on finance lease liabilities in Interest expense and other income (loss), net on the Consolidated Statements of Operations and Comprehensive Loss. In addition, finance lease ROU assets are presented within Property, plant and equipment, net on the Consolidated Balance Sheets.

At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease. A contract is, or contains, a lease when there is a right to control the use of an identified asset for a period of time.

A lease is a finance lease if one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for the major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (v) the asset is specialized in nature to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of the finance lease criteria noted above. The finance leases consist of lab equipment and the operating leases generally consist of real estate commitments.

At lease commencement, the Company recognizes a ROU asset and lease liability for all leases. The Company adopted the following practical expedients:

(i)the Company will not separate the lease component from the non-lease component for all asset classes. The Company has therefore not allocated consideration in a contract between lease and non-lease components; and
(ii)the Company recognizes the payments on short-term leases (leases with terms at inception of 12 months or fewer) in Selling, general and administrative on the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term.
(iii)No outstanding lease payable is recognized on the Consolidated Balance Sheets with respect to these leases.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 78

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
A ROU asset is initially measured by adding the initial measurement of the lease liability, any lease payments made to the lessor at or before lease commencement, any initial direct costs incurred by the lessee, and subtracting any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments, discounted using the rate implicit in the lease or the Company’s incremental borrowing rate based on the original lease term. The rate implicit in the lease is used whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company utilizes its incremental borrowing rate, which is the rate for a collateralized loan with the same term as the lease. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date.

Lease Expense

The Company recognizes the amortization of its finance lease-related ROU assets, including purchase options when it is reasonably certain to exercise the related purchase option, on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset as amortization expense. The Company recognizes its finance lease-related ROU assets’ lease liability discount over the shorter of the lease term or useful life of the underlying asset as interest expense. Any variable lease payments are expensed as incurred.

The Company recognizes its operating lease-related ROU asset and lease liability amortization as lease expense on a straight-line basis over the lease term. Any variable lease payments are expensed as incurred.

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain embedded derivatives that should be bifurcated from the host contract, pursuant to ASC 815, Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period

Earnout Liabilities

In accordance with ASC 815, unvested Earnout Shares (as defined below) are classified as a liability because they are not considered to be indexed to the Company’s common stock due to the change of control provisions in the Business Combination Agreement. At each period end, the Earnout Shares are remeasured to their fair value with the changes during that period recognized in Loss on fair market value of financial instruments, net on the Consolidated Statements of Operations and Comprehensive Loss. Upon issuance and release of the shares after each Triggering Event (as defined in Note 2, “Merger Transaction and Acquisition”) is met, the related Earnout Shares will be remeasured to fair value at that time with the changes recognized in Loss on fair market value of financial instruments, net, and such Earnout Shares will be reclassed to Shareholders’ Equity on the Consolidated Balance Sheet.

Government Grants

Because there is no specific guidance under U.S. GAAP that addresses the recognition and measurement of government assistance received by non-government entities, the Company accounts for government assistance by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants (“IAS 20”). The guidance within IAS 20 allows companies to choose between two options for how the associated profit or loss relating to the deferred income over the life of an underlying asset will be presented for grants related to assets. The Company has elected to account for these grants through profit and loss over the depreciable life of the underlying assets. The guidance within IAS 20 also allows companies to choose between two options of accounting for grants related to income. The Company has elected to report this category of grants as a reduction in the related expenses. See Note 9, “Government Grants” for further details of the Company’s government grants.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 79

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Warrants

The Company accounts for warrants as either equity or liability classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, Distinguishing Liabilities from Equity and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, that meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. See Note 7, “Mezzanine and Stockholders' Equity,” for a discussion of the Company’s warrants.

Equity-based Compensation

The Company expenses equity-based compensation to employees and non-employees in accordance with ASC 718, Compensation - Stock Compensation. The fair value of equity-based compensation awards is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period, with a corresponding increase in additional paid-in capital. In the case of a share-based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed. The Company has elected to account for forfeitures as they occur. See Note 8, “Equity-Based Compensation,” for further information regarding award valuation methodology, equity-based compensation expense, and the assumptions used in estimating the expense.

Dividends

As the Company has an accumulated deficit, dividends are recorded as a reduction to additional paid in capital. Once additional paid-in capital is reduced to zero, dividends are recorded against accumulated deficit. Paid-in-kind dividends are recorded at estimated fair value in accordance with ASC 845, Nonmonetary Transactions. The Company has never declared or paid any dividends on its common stock, and the Company does not currently intend to pay any dividends on its common stock for the foreseeable future.

Net Loss Attributable to USA Rare Earth, Inc.

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Dividends on the Company’s 12% Series A Cumulative Convertible Preferred Stock are deducted from net income or added to net loss to determine net income (loss) attributable to common stockholders for purposes of calculating basic earnings per share.

Diluted earnings per share is calculated based on the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities include the Company’s 12% Series A Cumulative Convertible Preferred Stock, Series A Investor Warrants, Earnout Shares, incentive units and other convertible securities. The dilutive effect of warrants, incentive units and similar instruments is calculated using the treasury stock method, while the dilutive effect of convertible preferred stock is calculated using the if-converted method.

Potentially dilutive securities are excluded from the computation of diluted earnings per share if their effect would be anti-dilutive, such as in periods in which the Company reports a net loss or when the contingent conditions for issuance of shares have not been satisfied.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 80

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires the Company to recognize separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. The amount by which the consideration transferred exceeds the aggregate fair value of the identifiable net assets acquired (i.e., identifiable assets minus liabilities assumed) is recorded as goodwill. While the Company uses its best estimate and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the identifiable assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations and Comprehensive Loss.

Variable Interest Entities

The Company assesses its investments and other significant relationships to determine whether it has a variable interest in any legal entities and whether or not those entities are VIEs. A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary of the VIE. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company has concluded that it is the primary beneficiary of Round Top Mountain Development and has consolidated the VIE because it has both (i) the power to direct the activities of the VIE that most significantly influence the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company identifies performance obligations in its contracts at contract inception and allocates the transaction price to those performance obligations based on their relative stand-alone selling prices.

Payment terms vary based on the credit risk of the customer but generally require payment within 30 to 60 days of invoice. The Company evaluates customer creditworthiness at contract inception to determine whether collectability of consideration is probable. When collectability cannot be reasonably assessed, the Company may require prepayment or other forms of security. Customer prepayments are recorded as contract liabilities in the Consolidated Balance Sheets until the related performance obligations are satisfied.

The Company’s contracts generally do not include significant variable consideration. Shipping and handling activities that occur after control of the product has transferred to the customer are considered fulfillment activities and are not separate performance obligations.

Revenue is disaggregated based on categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 13, “Concentrations – Disaggregation of Revenue” for further discussion on revenue by category.

Arrangements with Multiple Performance Obligations and Termination for Convenience

Certain contracts may include multiple performance obligations. In these arrangements, the Company allocates the transaction price to each performance obligation based on its relative stand-alone selling price. Stand-alone selling prices are generally determined using observable stand-alone sales of the related goods or services.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 81

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Certain customer contracts may include termination for convenience provisions. When such provisions exist, customers are generally required to pay a termination fee intended to compensate the Company for costs incurred and a reasonable profit margin.

Practical Expedients and Exemptions

The Company applies the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component when the period between transfer of control of the goods and payment is one year or less.

The Company has elected to exclude sales and similar taxes collected from customers from the measurement of the transaction price.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which the Company recognizes revenue in the amount to which the Company has the right to invoice.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred when the amortization period of the asset that would otherwise be recognized is one year or less. These costs are included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Loss.

Product Revenue Recognition

Product revenue is derived from the sale of manufactured products. Contracts are generally evidenced by executed sales orders, purchase orders, or stand-alone agreements with fixed pricing.

The Company’s performance obligation is generally the delivery of products, such as strip cast materials. Revenue is recognized at a point in time when control of the product transfers to the customer. Transfer of control typically occurs upon shipment or delivery in accordance with the applicable International Commercial Terms (“Incoterms”), which define the transfer of title and risk of loss.

Research and Development Costs

The Company expenses research and development (“R&D”) costs as incurred. R&D activities primarily comprise process engineering, production scale‑up, prototype and pilot‑run activities, product and material testing, and equipment trials undertaken to enhance manufacturing capability, product performance, and production efficiency. R&D expense includes personnel‑related costs (including share‑based compensation), materials and supplies consumed in testing and pilot runs, prototype and pilot‑line costs prior to establishing commercial feasibility, depreciation of equipment used in development, allocated facility and overhead costs, and third‑party technical services. Amounts are presented within Research and development expense in the Consolidated Statements of Operations and Comprehensive Loss.

Capitalization and Related Considerations

Prototype tooling, fixtures, and pilot equipment are expensed unless they have alternative future use in production or ongoing development, in which case such items are capitalized and depreciated. Costs of preliminary‑project and post‑implementation costs are expensed. Consideration received for development activities is evaluated and recognized either as a reduction of R&D expense (for reimbursements where the customer does not obtain control of a distinct good or service) or as revenue when performance obligations are satisfied. Government grants that offset qualifying development activities are recognized as a reduction of related R&D expense when compliance is reasonably assured; amounts received in advance are recorded as liabilities until earned.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 82

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying Consolidated Statements Stockholders’ Equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the operating locations are included in the other expense (income), net as incurred.

Income Taxes

The Company accounts for income taxes under an asset-and-liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for tax and financial reporting purposes measured by applying enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. The Company has provided a full valuation allowance against any net deferred tax assets the Company does not deem to be more likely than not realized as of December 31, 2025 and 2024.

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Advertising expense was not material for the years ended December 31, 2025, and 2024.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09, effective January 1, 2025, on a retrospective basis and the adoption of this standard impacted certain income tax disclosures. See Note 10, “Income Taxes,” for further detail.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 83

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU applies to business entities receiving government grants. This ASU covers cash or tangible non-monetary assets from governments, including forgivable loans, but excludes tax abatements, income tax credits, and exchanges. It requires recognition when there is reasonable assurance of compliance with conditions and receipt of funds. This ASU applies to non-exchange monetary/tangible assets, reducing inconsistent practices, specifically, 1) income-related grants can be reported as other income or a reduction of related expenses; and 2) asset-related grants can be recorded as deferred income or a reduction of the asset’s cost basis. This ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. This ASU may be applied on a modified prospective, modified retrospective, or full retrospective basis. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve, clarify, and navigate interim reporting requirements, making these areas more consistent under U.S. GAAP. ASU 2025-11 compiles required disclosures, including material changes since the last annual report, to streamline reporting. This ASU is effective for fiscal years after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. This ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

Note 2. Merger Transaction and Acquisition

IPXX Business Combination Agreement

On August 21, 2024, IPXX entered into the Business Combination Agreement, by and among IPXX, USARE LLC, and Merger Sub. Pursuant to the Business Combination Agreement, Merger Sub merged with and into USARE LLC, with USARE LLC continuing as the surviving company.

On March 12, 2025, as contemplated by the Business Combination Agreement, IPXX filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and certificate of corporate domestication with the Delaware Secretary of State, pursuant to which IPXX was domesticated and continues as a Delaware corporation, changing its name to USA Rare Earth, Inc. (the “Domestication”). As a result of the Domestication, each issued and outstanding Class A ordinary share of IPXX automatically converted, on a one-for-one basis, into a share of the Company’s common stock and each of the issued and outstanding warrants to purchase Class A ordinary shares of IPXX automatically became a warrant exercisable for one share of Company’s common stock on the same terms as the pre-Domestication warrants. Additionally, each unit of IPXX issued and outstanding as of immediately prior to the Domestication was automatically canceled and each unit holder received one share of Company’s common stock and one-half of one warrant exercisable for one share of Company’s common stock on the same terms as the pre-Domestication warrants.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 84

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
On March 13, 2025, the Company consummated the Merger Transactions contemplated by the Business Combination Agreement and USARE LLC became a direct wholly owned subsidiary of the Company. As a result of the Merger Transactions, all issued and outstanding Class A and Class B common units, Class C and Class C-1 preferred units, equity-based incentive units and warrants to acquire Class B common units and Class C preferred units of USARE LLC were converted into shares of the Company’s common stock using an exchange ratio of approximately 0.204. On the closing of the Merger, all incentive units were considered fully vested. The number of shares of the Company’s common stock issuable for USARE LLC warrants and incentive units was calculated using the treasury method of accounting on a cashless exercise basis. Additionally, all issued and outstanding Class A-1 and Class A-2 preferred units of USARE LLC taking into account certain anti-dilution provisions and payment-in-kind dividends on such units from the date of issuance through the Closing Date were converted on a one-for-one basis into shares of the Company’s 12% Series A Cumulative Convertible Preferred Stock. Warrants to acquire USARE LLC Class A common units issued to the holders of Class A-1 and Class A-2 Preferred units were converted into a right to acquire the Company’s common stock on a one-for-one basis.

As a result of the Merger, the Company is a holding company, in which substantially all of the assets and business are held by USARE LLC and its subsidiaries and continues to operate through USARE LLC and its subsidiaries. The Merger is accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and not as a business combination. Under U.S. GAAP, IPXX is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of USARE LLC issuing stock for the net assets of IPXX, accompanied by a recapitalization. USARE LLC has been determined to be the accounting predecessor to the combined entity.

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
Additionally, immediately prior to the effective time of the Merger, the following occurred:

•USARE LLC’s unvested incentive units became immediately vested and all vested incentive units were converted to the Company’s common stock, see Note 8, “Equity-Based Compensation;”
•USARE LLC’s warrants to purchase Class B Common Units and Class C Convertible Preferred Units were exercised on a cashless basis and converted to the Company’s common stock, see Note 7, “Mezzanine and Stockholders' Equity;”
•The Hatch Note (as defined below) converted into approximately 0.68 million of USARE LLC’s Class A Common Units, see Note 4, “Other Financial Information - Notes Payable;”
•The Company issued approximately 0.78 million 12% Series A Cumulative Convertible Preferred Stock and Series A warrants exercisable for an aggregate of approximately 0.78 million shares of the Company’s common stock at $12.00 per share pursuant to SPAs with two accredited investors, including an affiliate of IPXX, for an aggregate consideration of $8.0 million;
•The Company issued approximately 0.13 million shares of 12% Series A Cumulative Convertible Preferred Stock in exchange for Mr. Blitzer’s forgiveness of the remaining 50% of the convertible promissory note; and
•The Company issued approximately 0.88 million shares of the Company’s common stock pursuant to USARE LLC’s arrangements with Cohen & Company Securities, LLC (fka J.V.B. Financial Group, LLC) (“CCS”).

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 85

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements

The following table presents a summary of the number of equity instruments outstanding immediately following the closing of the Merger and the PIPE investment.

Shares
(In thousands)
Common Stock
Pre-merger shares	60,273
Shares issued in reverse merger recapitalization	21,679
Total Common Stock	81,952

12% Series A Cumulative Convertible Preferred Stock
Pre-merger shares	4,318
Shares issued in reverse merger recapitalization	915
Total 12% Series A Cumulative Convertible Preferred Stock	5,233

Total shares	87,185

In connection with the Merger, approximately $22.8 million of cash held in trust, net of redemptions by IPXX’s public shareholders, became available for use by the Company as well as $8.0 million in proceeds received from the closing of the PIPE investment. In addition, the Company incurred certain earnout shares obligations and entered into forward purchase agreements discussed further below.

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
$—

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 86

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Earnout Liabilities

In connection with the closing of the Merger, USARE is required to issue to certain USARE LLC shareholders as of the effective date of the Merger and CCS, up to 10.1 million additional shares of Common Stock in two (2) tranches (the “Earnout Shares”) upon certain triggering events (the “Triggering Events”):

•The first tranche of 5.05 million Earnout Shares would be distributed if, during the time period beginning on the date of the first anniversary of the Closing Date and ending on the date of the sixth anniversary of the Closing Date (the “Earnout Period”), the market price of the Common Stock is greater than or equal to $15.00 per share for a period of at least twenty out of thirty consecutive trading days.
•The second tranche of 5.05 million Earnout Shares would be distributed if, during the Earnout Period, the market price of the Common Stock is greater than or equal to $20.00 per share for a period of at least twenty out of thirty consecutive trading days.

The aggregate Earnout Shares may also vest upon a change of control as defined in the Business Combination Agreement pursuant to which USARE or its shareholders have the right to receive consideration if the implied value per share of Common Stock is equal to or above such price targets, with the amount of such consideration dependent upon the implied per share value reaching the thresholds discussed above.

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

The Earnout Shares are classified as liabilities and no additional analysis under ASC 815 is required. The Merger is accounted for as a reverse recapitalization and the Earnout Shares represent consideration of IPXX securities that are being transferred to the holders of the Company. As such, the Earnout Shares are recorded through the recapitalization of equity within additional paid-in capital upon recognition and are remeasured on a recurring basis. See Note 3, “Fair Value Measurements,” for further information.

The Earnout Period has not commenced as of December 31, 2025, and therefore, none of the Triggering Events have occurred.

Forward Purchase Agreements

On March 11, 2025, IPXX entered into forward purchase agreements (“FPAs”) with three separate investors (“Sellers”) pursuant to which the Sellers agreed to hold up to a total of approximately 1.89 million publicly held IPXX Class A ordinary shares (“Public Shares”) in connection with the closing of the Merger. Each FPA amended, restated and superseded in its entirety a separate FPA with each of the Sellers, dated March 10, 2025, which had identical terms to those described herein, except that the Reset Price (as defined in the FPAs) was not subject to a floor price of $4.00. For purposes of the FPAs, the Public Shares held by each of the Sellers are referred to as such Seller’s “Maximum Shares.” Each Seller, acting separately and solely for its own account, was permitted, if necessary, to (i) reverse its previous election to redeem its Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association or (ii) purchase Public Shares through a broker in the open market from holders of Public Shares (other than IPXX), including from holders who previously elected to redeem their Public Shares in connection with the Merger Transactions pursuant to the redemption rights set forth in IPXX’s amended and restated memorandum and articles of association. The aggregate number of Public Shares subject to each FPA investor (the “FPA Shares”) was the aggregate number of Public Shares as notified to the Company by the applicable Seller, but in no event more than such Seller’s Maximum Shares set forth above. Each Seller notified the Company that it would subject the Maximum Shares to their respective FPAs. Prior to the date that was 90 days after the Closing Date (the “Maturity Date”), each Seller was permitted to sell any, or all, of their FPA Shares.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 87

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements

On various dates between the Closing Date of the Merger and December 31, 2025, the Sellers exercised their early termination rights under the FPAs with respect to approximately 1.89 million FPA Shares. As of December 31, 2025, all FPAs have been terminated. Upon the early termination of the FPAs, the Sellers remitted cash to the Company at the initial price of $11.00 per each FPA share, resulting in cash proceeds received in the amount of $20.8 million from the Sellers, which was recorded as a reduction of the subscription receivable at the fair value of the terminated shares on the date of termination with an offset to additional paid-in capital.

Acquisition of Indian Ocean Rare Earth Metals Pte. Ltd.

On November 18, 2025 (“Acquisition Date”), Laconia Acquisition Sub Limited, a wholly owned subsidiary of the Company, acquired Indian Ocean Rare Metals Pte. Ltd. (“IORM”). The acquisition of IORM is expected to enhance the Company’s industry relationships, secure reliable sources of critical rare earth metals and alloys used in magnet production, improve control over the supply chain and associated costs, support sustainable recycling initiatives for rare earth materials, and provide access to alternative low-cost feedstock. IORM’s operating subsidiary, Less Common Metals Ltd. (“Less Common Metals”), primarily manufactures and sells strip cast metals to customers in the U.S. and Europe.

Purchase Price

The aggregate purchase price of the IORM acquisition was $197.7 million, consisting of $103.1 million in cash funded with existing cash and 6.54 million newly issued shares of the Company’s common stock with a fair value of $94.6 million. The fair value of the newly issued shares of the Company’s common stock was determined based on the closing market price of the Company’s shares of common stock on the date of the acquisition.

November 18, 2025
(In thousands)
Cash consideration	$103,114
Equity consideration	94,557
Total purchase price	$197,671

Assets Acquired and Liabilities Assumed at Fair Value

The IORM acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 88

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date.

November 18, 2025
(In thousands)
Cash and cash equivalents	$905
Accounts receivable	3,165
Inventory	15,329
Other current assets	1,110
Property and equipment	10,593
Intangible assets	69,290
Total assets acquired	100,392

Accounts payable and accrued liabilities	(7,597)
Contract liabilities	(10,976)
Loans	(1,515)
Deferred tax liability	(16,876)
Asset retirement obligation	(605)
Total liabilities assumed	(37,569)

Net assets acquired	62,823
Goodwill	134,848
Total purchase price	$197,671

Valuation Methodologies

The fair values of assets acquired and liabilities assumed were determined in accordance with the fair value measurement principles of ASC 820, Fair Value Measurement, using market‑participant assumptions. The Company applied a combination of income, market, and cost approaches, depending on the nature of each asset or liability, as described below.

•Cash and cash equivalents. Measured at carrying value, which approximates fair value due to short-term maturities.
•Accounts receivable. Measured at fair value using an expected cash flow approach. Based on credit quality, historical loss experience, customer aging, and subsequent collections through the valuation cut‑off, expected credit losses were assessed as immaterial; therefore, gross receivables approximated fair value and no allowance was recorded at the acquisition date.
•Inventory. Finished goods were valued at estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort, or at estimated replacement costs for certain components. Raw materials were valued at the lower of the at purchased cost or replacement costs.
•Property and equipment. The property, plant and equipment acquired were valued using either the replacement cost or market value approach, as appropriate, as of the date of acquisition.
•Intangible assets.
◦Customer relationships. The fair value of the intangible asset acquired was estimated using an income approach.
◦Supplier relationship. The fair value of the intangible asset acquired was estimated using the with and without method, which is a type of incremental income method approach. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 89

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
◦Trade name. The fair value of the intangible asset acquired was estimated using the relief from royalty method. This method is a specific application of the discounted cash flow method, which is a form of the income approach to valuation. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset.
◦Know-how. The fair value of the intangible asset acquired was estimated using the relief from royalty method. This method is a specific application of the discounted cash flow method, which is a form of the income approach to valuation. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset.
•Accounts payable and accrued liabilities. Recorded at carrying value given short-term settlement periods.
•Contract liabilities. Contract liabilities are customer deposits that are measured at fair value and represent advance payments for undelivered goods or services, the fair value does not include any historical contract margin earned by the acquiree.
•Loans. Recorded at the amount owed as the contractual interest rate equals a current market-participant rate.
•Deferred tax liability. Measured using enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. No separate valuation allowance is recorded for deferred tax liabilities.
•Asset retirement obligation. Valued at an appraisal‑based rate adjusted for inflation.
•Goodwill. Attributable primarily to the revenue synergies expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including the existing workforce acquired through the acquisition.The Company does not expect goodwill to be tax deductible.

Intangible Assets Acquired

The following table presents the components of the fair value of intangible assets acquired as of the date of acquisition, along with their estimated useful lives:

Intangible assets	Fair Value	Weighted Average Useful Life
	(In thousands)	(Years)
Trade name	$7,245	15.0
Customer relationship	11,856	20.0
Supplier relationship	33,986	10.0
Know-how	16,203	17.0
Total identifiable intangible assets	$69,290	13.8

Acquisition-related Costs

Acquisition-related costs consist of legal and professional service fees and expenses for acquisition-related activities. The Company incurred acquisition-related costs of $8.1 million during the year ended December 31, 2025, which are shown in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 90

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Pro Forma

The following table presents the unaudited, pro forma consolidated results of operations for the years ended December 31, 2025 and 2024, as if the business combination had occurred at the beginning of fiscal year 2024. The pro forma information provided below is compiled from the pre-acquisition financial information of IORM. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2024 or (ii) future results of operations.

	Year Ended December 31,
	2025	2024
	(Unaudited, in thousands)
Revenue (1)	$13,752	$10,080
Net loss	(304,517)	(23,213)

(1)Since the acquisition of IORM on November 18, 2025, the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2025 includes revenue of $1.6 million and losses of $6.0 million related to IORM.

Note 3. Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.

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

See Note 1, “Organization – Significant Accounting Policies – Fair Value” for a description of the fair value hierarchy.

Level 1 and Level 2 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value. The Company has no Level 1 and Level 2 financial liabilities measured on a recurring basis.

		December 31, 2025				December 31, 2024
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Money market funds	Level 1	$353,841	$—	$—	$353,841	$15,709	$—	$—	$15,709

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 91

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Level 3 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the Level 3 financial liabilities measured on a recurring basis. The Company has no Level 3 financial assets measured on a recurring basis.

	December 31,
	2025	2024
	(In thousands)
Liabilities:
Derivative liability	$—	$1,164
Earnout liabilities	108,671	—
Warrant liabilities	19,534	—
Total liabilities	$128,205	$1,164
Level 3 Valuation and Reconciliation

Derivative Liability

On February 26, 2025, the Company remeasured the derivative liability, related to the Hatch Note, using the Black-Scholes model upon the change in terms of the Hatch Note. The Hatch Note was settled on February 26, 2025, and therefore, no further remeasurement was performed after the settlement date. See Note 4, “Other Financial Information - Notes Payable” for additional information regarding the Hatch Note.

The following table summarizes the significant inputs to value the derivative liability.

	February 26, 2025 (1)	December 31, 2024
Class C-1 unit price	n/a	$1.47
Class A common unit price	$2.16	n/a
Expected volatility	55.0% - 59.1%	55.0% - 59.1%
Risk-free rate	4.20% - 4.34%	4.20% - 4.34%
Credit risk spread	0.29	0.29
Remaining term (in years)	0.2 - 0.57	0.2 - 0.57

(1)The Hatch Note was settled on February 26, 2025, and therefore, no further remeasurement was performed after the settlement date.

The following table presents the reconciliation of the derivative liability measured at fair value on a recurring basis.

	Year Ended December 31,
	2025	2024
	(In thousands)
Beginning balance	$1,164	$420
Change in estimated fair value (1)	(716)	744
Settlement of the Note upon conversion	(448)	—
Ending balance	$—	$1,164

(1)Change in estimated fair value is recognized in Loss on fair market value of financial instruments, net in the Consolidated Statements of Operations and Comprehensive Loss.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 92

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Earnout Liabilities

The Company valued the Earnout Shares liability using a Monte Carlo simulation which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and December 31, 2025.

The following table summarizes the significant inputs to value the Earnout Shares liability.

December 31, 2025
Share price	$11.90
Expected volatility	70.1%
Risk-free interest rate	3.70%
Remaining term (in years)	5.2

The following table presents the reconciliation of the Earnout Shares liability measured at fair value on a recurring basis. See Note 2, “Merger Transaction and Acquisition - IPXX Business Combination Agreement,” for additional information regarding the Earnout Shares liability.

	December 31,
	2025	2024
	(In thousands)
Beginning balance	$—	$—
Establishment of liability at March 13, 2025	99,639	—
Change in estimated fair value (1)	9,032	—
Ending balance	$108,671	$—

(1)Change in estimated fair value is recognized in Loss on fair market value of financial instruments, net in the Consolidated Statements of Operations and Comprehensive Loss.

Warrant Liability

On March 13, 2025, the Company issued Series A Investor Warrants in exchange for prior Class A Purchase Warrants in connection with the Merger and related transactions. The Company valued the liability classified Series A Investor Warrants using a Monte Carlo simulation, which includes Level 3 unobservable inputs on the initial valuation date (March 13, 2025) and December 31, 2025. On May 2, 2025, the exercise price was reset from $12.00 to $7.00 as a result of the warrant issuances under the $75M PIPE (as defined below). See the Common Stock Warrant Liability section in this footnote below, and Note 7, Mezzanine and Stockholders' Equity, for further details related to the Series A Investor Warrants

The following table summarizes the significant inputs to value the Series A Investor Warrants liability.

December 31, 2025
Share price	$11.90
Exercise price (1)	$7.00
Expected volatility	67.3%
Risk-free rate	3.6%
Dividend yield	—%
Put term (in years)	4.2

(1)On May 2, 2025, the exercise price of this warrant was reset from $12.00 to $7.00.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 93

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
The following table presents the reconciliation of the Series A Investor Warrants liability measured at fair value on a recurring basis.

	December 31,
	2025	2024
	(In thousands)
Beginning balance	$—	$—
Establishment of liability at March 13, 2025	40,652	—
Change in estimated fair value (1)	37,549	—
Warrant exercises	(58,667)	—
Ending balance	$19,534	$—

(1)Change in estimated fair value is recognized in Loss on fair market value of financial instruments, net in the Consolidated Statements of Operations and Comprehensive Loss.

Private Investment in Public Entity Financing

On May 2, 2025, the Company closed its $75.0 million private investment in public equity (“PIPE”) financing agreement (the “$75M PIPE”) with a single institutional investor. The $75M PIPE included issuance of Common Stock, Common Stock warrants and Prefunded warrants. Both Common Stock warrants and Prefunded warrants are treated as liabilities and are remeasured at each reporting date, with the corresponding gain or loss recognized in Loss on fair market value of financial instruments, net on the Consolidated Statements of Operations and Comprehensive Loss.

See Note 7, “Mezzanine and Stockholders' Equity – Private Investment in Public Entity Financing,” for further information regarding the issuances under the $75M PIPE.

Common Stock Warrant Liability Valuation

The Company valued the $75M PIPE Common Stock warrants, which include Level 3 unobservable inputs using a Monte Carlo simulation model at issuance and at December 31, 2025. As of December 31, 2025, all Common Stock warrants were exercised.

The following table summarizes the significant inputs to value the Common Stock warrants liability at issuance. Upon exercise, the Company recognized the fair value based upon the intrinsic value at the time of exercise.

May 2, 2025
Share price	$10.31
Exercise price	$7.00
Expected volatility	140.0%
Risk-free rate	4.2%
Dividend yield	—%
Put term (in years)	5.4

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 94

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
The following table presents the reconciliation of the Common Stock warrants liability measured at fair value on a recurring basis.

	December 31,
	2025	2024
	(In thousands)
Beginning balance	$—	$—
Establishment of liability at May 2, 2025	84,807	—
Change in estimated fair value (1)	58,138	—
Warrant exercises	(142,945)	—
Ending balance	$—	$—

(1)Change in estimated fair value is recognized in Loss on fair market value of financial instruments, net in the Consolidated Statements of Operations and Comprehensive Loss.

Prefunded Warrant Liability Valuation

The Company valued the $75M PIPE Prefunded warrants based on the Company’s share value of $10.31 at issuance. As of December 31, 2025, all Prefunded warrants were exercised.

The following table presents the reconciliation of the Prefunded warrants liability measured at fair value on a recurring basis.

	December 31,
	2025	2024
	(In thousands)
Beginning balance	$—	$—
Establishment of liability at May 2, 2025	22,309	—
Change in estimated fair value (1)	1,396	—
Warrant exercises	(23,705)	—
Ending balance	$—	$—

(1)Change in estimated fair value is recognized in Loss on fair market value of financial instruments, net in the Consolidated Statements of Operations and Comprehensive Loss.

Note 4. Other Financial Information

Inventories

Inventories are stated at the lower of weighted average cost or net realizable value.

	December 31,
	2025	2024
	(In thousands)
Raw materials	$16,532	$—
Work-in-process	772	—
Finished goods	1,231	—
Total Inventories	$18,535	$—

Prepaids and Other Current Assets

	December 31,
	2025	2024
	(In thousands)
Prepaid insurance	$728	$—
Engineering and consulting costs	2,137	—
Other	286	378
Total prepaids and other current assets	$3,151	$378

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 95

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Property, Plant and Equipment, Net

	December 31,
	2025	2024
	(In thousands)
Land	$707	$707
Land improvements	403	403
Buildings	7,038	—
Building improvements	2,566	—
Manufacturing equipment	12,404	—
Lab equipment	3,724	500
Leasehold improvements	795	346
Furniture & fixtures	46	—
Computer equipment	13	—
Construction in progress (1)	59,350	25,775
Property, plant and equipment, gross	87,046	27,731
Less: Accumulated depreciation	(1,640)	(1,202)
Property, plant and equipment, net	$85,406	$26,529

Finance lease right-of-use assets	$1,233	$—
Less: Accumulated amortization	(190)	—
Finance lease-right-of-use assets, net	$1,043	$—

Total property, plant and equipment, net	$86,449	$26,529

(1)Construction in progress includes building construction costs for the Company’s magnet processing plant of $30.3 million and equipment costs of $29.1 million at December 31, 2025. Construction in progress includes building construction costs for the Company’s magnet processing plant of $15.7 million and equipment costs of $10.0 million at December 31, 2024. Construction in progress assets are placed in service and depreciated upon completion of construction, installation, and certification.

The following table presents the depreciation expense related to the Company’s property, plant and equipment, and the amortization expense related to the Company’s finance lease right-of-use assets.

	Year Ended December 31,
	2025	2024
	(In thousands)
Depreciation expense	$573	$235
Amortization expense	190	—
Total	$763	$235

Goodwill and Other Intangible Assets

Goodwill

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance, beginning of year	$—	$—
IORM Acquisition	134,848	—
Balance, end of year	$134,848	$—

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 96

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Other Intangible Assets

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Trade name	$7,245	$(60)	$7,185
Customer relationships	11,856	(74)	11,782
Supplier relationships	33,986	(425)	33,561
Know-how	16,203	(119)	16,084
Total other intangible assets	$69,290	$(678)	$68,612

There were no other intangible assets at December 31, 2024.

The following table presents the amortization expense related to the Company’s other intangible assets.

Year Ended December 31, 2025
(In thousands)
Trade name	$60
Customer relationships	74
Supplier relationships	425
Know-how	119
Total amortization of other intangible assets	$678

Amortization of Intangible Assets

The annual expected amortization expense of finite-lived intangible assets subject to amortization as of December 31, 2025 were as follows.

Fiscal Year	Finite-lived Intangible Assets
(In thousands)
2026	$5,428
2027	5,428
2028	5,428
2029	5,428
2030	5,428
2031 and thereafter	41,472
Total future other intangible asset amortization	$68,612

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 97

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Accrued Liabilities

	December 31,
	2025	2024
	(In thousands)
Payroll and related employee taxes	$2,659	$1,908
Construction in progress	6,302	323
Legal	1,668	99
Asset retirement obligation (1)	700	—
Other (2)	2,744	741
Total accrued liabilities	$14,073	$3,071

(1)The Company recorded certain Asset Retirement Obligations (“ARO”), in connection with the Company’s obligation to return its Cheshire, U.K. building to its “original condition,” as defined in the lease agreements. The building lease will expire in November 2026 and the estimated cost is expected to be paid at lease expiration.
(2)See Note 6, “Commitments and Contingencies – Kelley Complaint,” for additional information regarding.

The following table presents the ARO activities.

	December 31,
	2025	2024
	(In thousands)
Beginning balance	$—	$—
Obligations arising from the IORM Acquisition	605	—
Accretion	82	—
Foreign currency translation	13	—
Ending balance	$700	$—

Contract Liabilities

The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents the change in contract liability balances during the reported period.

	December 31,
	2025	2024
	(In thousands)
Contract liabilities, beginning of year	$—	$—
Customer deposits	10,341	—
Revenue recognized	(21)	—
Cash received, excluding amounts recognized as revenue during the year	23	—
Translation adjustments	157	—
Contract liabilities, end of year	$10,500	$—

Notes Payable

	December 31,
	2025	2024
	(In thousands)
Hatch Note	$—	$831
Barclays Trade Loan	1,849	—
Total notes payable	$1,849	$831

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 98

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Hatch Note

On July 28, 2023, USARE LLC and Hatch LTD (“Hatch”) entered into an unsecured $1.0 million Senior Convertible Promissory Note agreement (the “Hatch Note”) with a 10% interest rate. The Hatch Note had an original maturity date of July 28, 2025, when the principal plus accrued interest of $0.2 million would become due, barring earlier conversion under certain events. A side letter and memorandum of understanding, signed contemporaneously with the Hatch Note, provided for potential issuances of an aggregate amount of $4.0 million in additional notes in two (2) tranches, the option of which expired unexercised, one year after the Hatch Note. The effective interest rate of the Hatch Note at inception was 44.875%.

On February 26, 2025, USARE LLC and Hatch entered into a Letter Agreement to settle the Hatch Note in full by issuing approximately 0.68 million shares of USARE LLC Class A common units to Hatch, contingent upon success of the Merger. The Letter Agreement effectively modified the conversion terms by changing the type and number of shares in which the Hatch Note would be converted. On February 26, 2025, the Company accounted for the modification in terms by adjusting the December 31, 2024 valuation for the change to fair value of the derivative liability. A gain on the derivative liability of $0.7 million was recognized during the three months ended March 31, 2025.

The Hatch Note was settled as of the Closing Date of the Merger and accounted for as an extinguishment. The Company did not fair value the derivative immediately before extinguishment due to the relative proximity of the date of the Hatch Note’s modification to the Closing Date of the Merger. The fair value of the USARE LLC Class A common units issued to Hatch was calculated using the closing common stock price on March 13, 2025, adjusted for the conversion ratio used to convert USARE LLC Class A common units to Common Stock at the Merger. The Company recognized a loss on extinguishment of $11 thousand.

Upon closing of the Merger, the Hatch’s 0.68 million USARE LLC Class A common units converted into 0.14 million shares of Common Stock. The following table presents the interest expense recognized on the Hatch Note for the periods indicated. For 2025, the amount of interest expense was recognized through the extinguishment of the Hatch Note.

	December 31,
	2025	2024
	(In thousands)
Amortization of the Hatch Note discount	$54	$211

Barclays Trade Cycle Loan

During the year ended December 31, 2025, as part of the acquisition of IORM and its subsidiary, Less Common Metals, on November 18, 2025, the Company recorded the fair value of Less Common Metals’ outstanding loan obligation of $1.5 million. On November 22, 2019, Less Common Metals entered into a Trade Cycle Loan Facility (the “Loan Facility”) with Barclays Bank PLC (“Barclays”) to finance Less Common Metals’ working capital requirements. The Loan Facility amount of £1.5 million allowed Less Common Metals to draw in minimum increments of £10 thousand up the to maximum available Loan Facility value. Loan amounts drawn accrues interest based on a Reference Rate Basis + 2.5%, which is expensed as incurred and paid to the Barclays upon maturity. In addition, Less Common Metals incurs immaterial quarterly management fees, fees for each draw down incident, and certain other fees. Monthly, Less Common Metals must comply with certain financial covenants and disclosures. As of December 31, 2025, the outstanding loan amount was $1.8 million and during the year ended December 31, 2025, the Company incurred interest expense of $10 thousand on the aggregate amount drawn.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 99

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Note 5. Variable Interest Entity

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

Effective and on June 26, 2023, RTMD, USARE LLC and TMRC entered into an amended and restated limited liability company agreement of RTMD pursuant to which, in the event that TMRC does not fund its share of mandatory capital contributions called for by USARE LLC as the manager of RTMD, USARE LLC is obligated to cover the shortfall by making additional capital contributions to RTMD (or in the event that USARE LLC does not fund, the capital call will be withdrawn). If USARE LLC does fund the capital contribution, additional equity interests in RTMD will be issued to USARE LLC and TMRC will be proportionally diluted in accordance with the terms of the amended and restated limited liability company agreement. TMRC’s failure to fund its share of mandatory capital contributions called under the agreement during fiscal year 2025 has resulted in the Company’s ownership interest in RTMD to be increased to 81.3% and TMRC’s interest in RTMD to be decreased to 18.7% as of December 31, 2025.

The following table presents the assets and liabilities associated with RTMD included in the Consolidated Balance Sheets.

	December 31,
	2025	2024
	(In thousands)
ASSETS
Cash and cash equivalents	$38	$66
Prepaid expenses and other current assets	106	178
Operating lease right-of-use assets	321	30
Mineral interests	17,339	17,125
Property, plant and equipment, net	201	264
Other non-current assets	27	20
Total assets	$18,032	$17,683

LIABILITIES
Accounts payable	$61	$42
Accrued liabilities	469	141
Finance leases, current	137	—
Operating leases, current	—	22
Finance leases, non-current	185	—
Total liabilities	$852	$205
RTMD did not record depletion expense for the mineral interests for the years ended December 31, 2025 and 2024.

RTMD’s creditors have no recourse against the Company for the RTMD consolidated liabilities included within the Company’s Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not the obligations of the Company.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 100

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements

Mineral Interests

The Company acquired two (2) mineral rights leases along with an associated groundwater lease in Hudspeth County, Texas as part of the acquisition of RTMD. Mineral property acquisition costs, including acquired intangibles, licenses and lease payments, are capitalized. The net carrying value of mineral rights were $17.3 million and $17.1 million as of December 31, 2025 and 2024, respectively.

Impairment losses are recorded on mineral interests when indicators of impairment are present and the carrying amount exceeds the associated estimated future undiscounted cash flows. As of December 31, 2025 and 2024, the Company had not recognized any impairment losses related to mineral interests held.

Note 6. Commitments and Contingencies

Potential Future Environmental Contingency

The Company’s planned exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company will conduct its operations to protect public health and the environment and believes that its current engineering operations are materially in compliance with all applicable laws and regulations. While the Company’s mining activities are not yet operational, the Company has made, and expects to make in the future, expenditures to comply with all local and federal environmental laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for future mining interests is unknown and uncertain as of December 31, 2025.
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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 101

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Ramco Complaint

A complaint was filed in Delaware Chancery Court by Ramco Asset Management, LLC (“Ramco”), US Trading Company Metals RE, LLC, and DinSha Dynasty Trust on July 29, 2022 against USA Rare Earth, LLC (“USA Rare Earth”), Morzev Pty Ltd., Mordechai Gutnick ATF the Morzev Trust, Mordechai Gutnick, and Pini Althaus (“Defendants”), captioned Ramco Asset Management, LLC v. USA Rare Earth, LLC, C.A. No. 2022-0665-SG (the “Complaint”). The Complaint alleged causes of action for breach of contract, breach of fiduciary duty, breach of the Corporations Act (Australia), fraud and misrepresentation, and breach of the duty of good faith and fair dealing. USA Rare Earth thereafter filed a motion to dismiss Plaintiffs’ claims. After motion practice and argument, Vice Chancellor Glasscock dismissed all claims, except for Ramco’s alleged breach of contract claim and alleged breach of good faith and fair dealing as asserted against USA Rare Earth. Ramco and USA Rare Earth then engaged in discovery. On July 1, 2025, USA Rare Earth, Ramco, DinSha Dynasty Trust, and Stewart Kleiner entered into a Settlement Agreement. The Settlement Agreement represents a complete resolution of all claims that were or could have been asserted in the Complaint by Ramco, DinSha Dynasty Trust, or Stewart Kleiner. Pursuant to that Settlement Agreement. Ramco dismissed the Action with prejudice on August 8, 2025. On September 5, 2025, US Trading Company Metals RE, LLC (“US Trading”) filed a notice of appeal (the “Appeal”) to the Delaware Supreme Court appealing the complete dismissal of its claims. US Trading filed its appellate brief on October 28, 2025. Despite including the Company in its initial notice of appeal, US Trading asserted no claims against USA Rare Earth, instead asserting claims solely against Morzev Pty Ltd., Mordechai Gutnick ATF the Morzev Trust, Pini Althaus (former officer of USA Rare Earth), and Mordechai Gutnick (director of USA Rare Earth). By motion of the Appellant, USARE was formally dismissed from the appellate action on December 2, 2025. Briefing has concluded and argument is set for March 11, 2026.

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

Ramco Complaint and Kleiner Notice Settlement

On July 1, 2025, Ramco, DinSha, Mr. Kleiner, the Company and USARE LLC entered into a settlement agreement and release pursuant to which, in full settlement of the Complaint and the Milestone Payment Notice, amongst other things, the Company agreed to issue 159 thousand shares of Common Stock to DinSha and agreed to pay $150 thousand to Ramco. The settlement agreement is expressly not to be construed as an admission of liability by the Company. During the second quarter of 2025, the Company determined that the consideration paid (both cash and the fair value of the Common Stock components) were both probable and estimable, and should be classified as settlement of litigation. During the quarter ended June 30, 2025, the Company recorded an estimated fair value charge of $1.8 million in its Consolidated Statements of Operations and Comprehensive Loss.

Kelley Complaint

On October 16, 2025, Jill Kelley filed an action in New York Supreme Court against USA Rare Earth, LLC (Case No. 659163/2025 (N.Y. Sup.)) alleging a breach of a 2019 Consulting Agreement resulting from purported partial payment of the obligations thereunder. Kelley also asserts claims for breach of good faith and fair dealing and unjust enrichment based on the same conduct underlying the alleged breach of the Consulting Agreement. The Company intends to contest this matter vigorously. However, in the first quarter of 2026, the Company has proposed to settle the complaint with Ms. Kelley. The Company determined that the consideration proposed (which included cash, cash in lieu of equity awards, and interest) were both probable and estimable and has reserved an estimated $0.4 million in its Consolidated Statement of Operations and Comprehensive Loss in the fourth quarter of 2025. The settlement agreement is not to be construed as an admission of liability by the Company.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 102

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Transaction Bonus

The Company had agreements with certain individuals and entities that required payment of cash and/or equity upon certain criteria, such as completion of the Merger, as defined by the applicable agreement. The transaction bonuses were recognized when they are deemed to be probable or when the qualifying transaction has been consummated.

During the three months ended March 31, 2025, the Company completed the Merger, which triggered $1.9 million of cash bonuses to certain employees and consultants pursuant to the existing transaction bonus agreements, of which the entire transaction bonus amount of $1.9 million was paid out in the year ended December 31, 2025. The expense for the cash bonuses was recognized in Selling, general and administrative operating expense in the Company’s Consolidated Statements of Operation.

In addition, approximately 0.38 million USARE LLC Class A units were issued to certain consultants pursuant to existing transaction bonus agreements which provided for the payment of these Class A units immediately prior to the completion of the Merger. The Class A units were then converted to the Company’s common stock at closing for $0.8 million. The expense for the equity transaction bonuses was recognized in Equity-based compensation.

As of December 31, 2025, the Company has agreements in place regarding the potential payment of up to $1.5 million in cash related to other transaction bonuses which are not triggered by the Merger. No amounts were accrued for these bonuses as of December 31, 2025 and 2024, as the triggering event had not occurred.

Leases

Balance Sheet Components and Lease Activity

The following table presents the finance and operating leases.

	December 31,
	2025	2024
	(In thousands)
Assets
Finance leases, included in property, plant and equipment, net	$1,043	$—
Operating lease right-of-use assets	321	30
Total	$1,364	$30

Liabilities
Finance leases, current	$283	$—
Finance leases, non-current	592	—
Total finance lease liabilities	875	—

Operating leases, current	137	23
Operating leases, non-current	185	—
Total operating lease liabilities	322	23
Total lease liabilities	$1,197	$23

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 103

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Finance Leases

The following table presents the active finance leases at December 31, 2025 and the amounts recognized in the Company’s Consolidated Balances at lease commencement.

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

Operating Leases

The following table presents certain facts regarding the Company’s material property leases as of December 31, 2025.

Location	Purpose	Expiration	Option to Extend (1)	ROU Asset Value at Commencement
				(In thousands)
Wheat Ridge, CO	Office/Warehouse	Mar 2028	*	$163
Wheat Ridge, CO	Office/Warehouse	Mar 2028	*	264

(1)Number of renewal options(s) / number of year(s) per renewal option.
*No option to extend the lease at termination.

On December 17, 2025, the Company entered into a lease arrangement for property located in Wheat Ridge, CO to house the Company’s research and development activities. The lease commenced on January 1, 2026 and will expire on March 30, 2028 office and warehouse space building. The lease payments over the entire term are approximately $224 thousand plus applicable taxes and common maintenance fees.

Lease Activity

The following table presents the finance and operating lease activities.

	December 31,
	2025	2024
	(In thousands)
Finance Lease
Right-of-use assets acquired	$1,233	$—
Amortization expense	190	—
Interest expense	34	—
Cash paid (1)	211	—

Operating Lease
Right-of-use asset acquired	$427	$36
Lease expense	158	36
Cash paid (1)	155	58

(1)Cash paid for amounts included in the measurement of lease liabilities.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 104

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Remaining Lease Terms and Discount Rates

The following table presents certain information related to the weighted-average remaining lease terms (in years) and weighted-average discount rates used to value acquired right-of-use assets.

	December 31,
	2025	2024
Finance Leases
Remaining lease term (years)	3.00	—
Discount rate	4.40%	—%

Operating Leases
Remaining lease term (years)	2.25	0.29
Discount rate	4.30%	8.76%

Maturities of Lease Liabilities

The following table presents future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of December 31, 2025.

	Finance Leases	Operating Leases
	(In thousands)
Year Ending December 31,
2026	$316	$148
2027	316	152
2028	247	38
2029	55	—
Total lease payments	934	338
Less imputed interest	(59)	(16)
Present value of future minimum lease payments	$875	$322

Note 7. Mezzanine and Stockholders' Equity

The total number of Common Stock and Preferred Stock shares outstanding as of December 31, 2025 and the total number of shares of all classes of stock that USARE has authority to issue is follows:

Class of Stock	Authorized	Par Value	Outstanding
	(In thousands, except par value)
Common stock	750,000	$0.0001	148,055
Preferred stock
12% Series A Cumulative Convertible Preferred Stock (1) (2)	15,000	$0.0001	1,224
Undesignated preferred stock	35,000	$0.0001	—
Total preferred stock	50,000	$0.0001	1,224

Total authorized	800,000

(1)The Company designated 15.0 million shares as 12% Series A Cumulative Convertible Preferred Stock of which 5.23 million shares were issued as of December 31, 2025.
(2)The liquidation value was $8.9 million and $21.2 million on December 31, 2025 and 2024, respectively.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 105

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
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

Lock-Up Arrangements. Pursuant to a Lock-Up Agreement, dated March 13, 2025, by and between the Company and Inflection Point Holdings II LLC (the “Sponsor”) and its permitted assigns, the Sponsor agreed not to sell or otherwise dispose of 6.25 million shares of Common Stock (the “Sponsor Lock-Up Shares”) that were issued to the Sponsor in connection with the Merger Transactions in exchange for 6.25 million ordinary shares of IPXX issued to it prior to the Company’s initial public offering. Additionally, the Sponsor agreed that it would not, prior to one year after the Closing Date, transfer more than 50% of its Sponsor Lock-Up Shares, without the prior written consent of the Board. As of December 31, 2025, the Board approved removal of the lock up on 3.125 million Common Stock.

Pursuant to a Lock-Up Agreement, dated November 18, 2025, by and between the Company and Indian Ocean Rare Metals Pte. Ltd. and its permitted assigns (the “Acquiree”). The former owners of IORM agreed not to sell or otherwise dispose of 6.54 million shares of Common Stock (the “Aquiree Shares”) that were issued to IORM shareholders in connection with the acquisition of IORM. 50% of these shares were locked-up until March 13, 2026 and the remaining 50% are locked-up until September 13, 2026.

12% Series A Convertible Preferred Stock

The Company has issued preferred stock designated as 12% Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company’s certificate of incorporation authorizes the Board to establish one or more series of preferred stock, which will be available for issuance without further action by the holders of Common Stock. 15.0 million shares of preferred stock have been designated as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $12.00 (the “Stated Value”).

Dividends. The Series A Preferred Stock accrues dividends daily at the rate of 12% per annum of the Stated Value (if paid in kind), plus the amount of previously accrued dividends paid in kind, or 10% per annum of the Stated Value (if paid in cash), plus the amount of previously accrued dividends. Such dividends will compound semi-annually.

Liquidation Preference. Upon any liquidation, the holders of Series A Preferred Stock will be entitled to receive out of the available proceeds (i) 100% of the Stated Value per share of Preferred Stock plus accumulated dividends (“Accrued Value”) or (ii) an amount per share that would be payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to the liquidation event. Thereafter, the holders of Series A Preferred Stock will be entitled to receive their pro-rata share of the remaining available proceeds available for distribution to stockholders, on an as-converted to Common Stock basis.

Voting. The Series A Preferred Stock will (i) vote together with the Common Stock as a single class, except as required by law and (ii) subject to certain protective provisions. Holders of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matters.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 106

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Conversion. Each share of Series A Preferred Stock is convertible into Common Stock at any time at the option of the holder at a rate equal to the Accrued Value, divided by the then-applicable conversion price. The conversion price is initially $12.00, subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to future issuances or sales of Common Stock at prices less than $10.00 per share. In addition, if the 20-day volume-weighted average price of the Common Stock on the twenty-first trading day following the date that is six months after the Closing Date is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $7.50. On May 2, 2025, the conversion price was reduced to $7.00.

Put Rights. Unless prohibited by applicable law governing distributions to stockholders, the Series A Preferred Stock is redeemable at the option of the holder commencing any time after the 5th anniversary of the Closing at a price equal to the Accrued Value.

Call Rights. Unless prohibited by applicable law governing distributions to stockholders, the Series A Preferred Stock shall be redeemable at the option of the Company commencing any time:

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

Warrants

The following table presents the number of potential shares of Common Stock that outstanding warrant holders may acquire.

	Balance Sheet Classification	Initial Common Stock Shares Issuable Upon Exercise	Exercise Price	Potential Common Stock Shares Issuable Upon Exercise at December 31, 2025 (1)

		(In thousands, except for exercise price)
Investor Public Warrants (1)	Equity	12,500	$11.50	—
Investor Private Warrants (1)	Equity	6,000	$11.50	—
Series A Warrants (2)	Liability	5,279	$7.00	2,446

(1)During 2025, all of the Company’s outstanding warrants were either exercised by the holders or converted under the terms of the related warrant agreement.
(2)On March 13, 2025, the Company granted Series A Warrants to acquire approximately 23.78 million shares of Common Stock. On May 2, 2025, the exercise price of the outstanding Series A warrants was reduced from $12.00 to $7.00 due to the $75M PIPE (as defined below). The number of shares of Common Stock issuable related to the outstanding Series A warrants at May 2, 2025 was increased to 9.05 million shares.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 107

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Private Investment in Public Entity Financing

Under the PIPE financing agreements, the Company issued the following shares of Common Stock, Common Stock warrants, and Prefunded warrants.

	Security Issuance Date	Common Stock Shares and Warrants Issued	Exercise Price
		(In thousands, except for exercise price)
Common Stock shares	5/2/2025	8,550
Common Stock warrants (1)	5/2/2025	10,714	$7.00
Prefunded warrants (1)	5/2/2025	2,164	$0.0001
Common Stock shares	9/29/2025	8,333

(1)As of December 31, 2025, all warrants were exercised.

On May 2, 2025, the Company closed its $75.0 million PIPE financing agreement (the “$75M PIPE”) with a single institutional investor. Under the $75M PIPE, the Company issued shares of Common Stock, Common Stock warrants, and Prefunded warrants. In exchange for the issuances of Common Stock, Common Stock warrants, and Prefunded warrants, the Company received cash of $75.0 million.

Upon closing of the $75M PIPE, the Company recognized a loss of $36.9 million on the value of the Company’s issued common stock shares, as the fair value of the related Common Stock and Prefunded warrants on the issuance date exceeded the value of the financing received. The recognized loss on the value of the issued shares of the Company’s common stock was recognized in Loss on fair market value of financial instruments, net on the Consolidated Statements of Operations and Comprehensive Loss. See Note 3, “Fair Value Measurements – Private Investment in Public Entity Financing,” for further information regarding the valuation of the $75M PIPE Common Stock and Prefunded warrants.

As of December 31, 2025, all warrants issued under the $75M PIPE were exercised and were not outstanding.

On September 29, 2025 the Company closed its $125.0 million PIPE financing agreement (the “$125M PIPE”) with a single institutional investor. Under the $125M PIPE, on September 29, 2025, the Company issued 8.33 million shares of the Company’s common stock and received $125.0 million cash. The cash received under the $125M PIPE will be used for general corporate purposes.

Conversion of IPXX Warrants

As described in Note 2, Merger Transaction and Acquisition - IPXX Business Combination Agreement, IPXX completed the Domestication and as a result (a) each of the then issued and outstanding warrants to purchase Class A ordinary shares of IPXX automatically became a USARE Warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants; and (b) each unit of IPXX issued and outstanding as of immediately prior to the Domestication was automatically canceled and each holder received one share of Common Stock and one-half of one USARE Warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants, with any fractional USARE Warrants to be issued in connection with such separation rounded down to the nearest whole warrant.

Additionally, each unit of IPXX issued and outstanding as of immediately prior to the Domestication was automatically canceled and each unit holder received one share of Common Stock and one-half of one USARE warrant exercisable for one share of Common Stock on the same terms as the pre-Domestication warrants.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 108

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Conversion of USARE LLC Common Stock Units, Convertible Preferred Units and Warrants

USARE LLC Class B Common and Class C Convertible Preferred Units

Upon closing of the Merger transaction, the following USARE LLC warrants to acquire Class B Common Units and Class C Convertible Preferred Units of USARE LLC were converted into shares of the Company’s Common Stock using the treasury method of accounting on a cashless exercise basis and an exchange conversion ratio of approximately 0.204 shares of USAR Common Stock for each Class B Common Unit and Class C Convertible Preferred Unit of USARE LLC.

Shares
(In thousands)
USARE LLC Class B Common Units	1,521
USARE LLC Class C Convertible Preferred Units	379
Total USAR Common Stock issued	1,900

USARE LLC Series A Investor Warrants

As a result of the Merger transaction closing, the USARE LLC Class A Units Purchase Warrants automatically converted into the Company’s Series A Investor Warrants. The USARE LLC Class A Units Purchase Warrants were previously classified as equity. As the legal form of the warrants changed as a result of the Merger, management reassessed the classification of the warrants.

The Company’s Series A Investor Warrants provide for a Black-Scholes value calculation, as defined, in the event of certain transactions (“Fundamental Transactions,” as defined in the Company’s Series A Investor Warrants), which includes a floor on volatility utilized in the Black-Scholes value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the Company’s Series A Investor Warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the Consolidated Statement of Operations.

The activity related to the USARE LLC Class A Purchase Warrants to acquire USARE LLC Class A common units as of January 1, 2025, and changes during the year ended December 31, 2025 are summarized as follows:

	Units	Weighted Average Exercise Price	Intrinsic Value
	(In thousands, except for exercise price)
Outstanding as of January 1, 2025	3,000	$12.00	$—
Issuance of warrants - additional Class A Preferred	2,279
Conversion to Series A Preferred Investor Warrant	(5,279)
Outstanding as of December 31, 2025	—

USARE LLC Warrants to Acquire Class B Common Units

The activity related to the USARE LLC warrants to acquire USARE LLC Class B common units as of January 1, 2025, and changes during the year ended December 31, 2025 are summarized as follows:

	Units	Weighted Average Exercise Price	Intrinsic Value
	(In thousands, except for exercise price)
Outstanding as of January 1, 2025	8,315	$0.24	$16,000
Cashless exercise to Class B Common Units	(8,315)
Outstanding as of December 31, 2025	—

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 109

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
USARE LLC Warrants to Acquire Class C Preferred Units

The activity related to the USARE LLC warrants to acquire USARE LLC Class C convertible preferred units as of January 1, 2025, and changes during the year ended December 31, 2025 are summarized as follows:

	Units	Weighted Average Exercise Price	Intrinsic Value
	(In thousands, except for exercise price)
Outstanding as of January 1, 2025	1,949	$1.06	$1,956
Dividends	19	1.73
Cashless exercise to Class B Common Units	(1,968)
Outstanding as of December 31, 2025	—
Note 8. Equity-Based Compensation

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

Restricted Stock Units

RSUs outstanding at December 31, 2025 generally vest 33⅓% annually over three years from date of grant and are dependent upon continued employment. Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first. As RSU vest, the units will be settled in shares of common stock based on a one-to-one ratio.

Performance Restricted Stock Units

PRSU outstanding at December 31, 2025 generally vest upon achievement of key non-financial or non-stock dependent performance metrics as detailed in the grant agreement and are also dependent upon continued employment. As PRSU vest, the units will be settled in shares of common stock based on a one-to-one ratio.

USARE LLC Incentive Plan

USARE LLC issued incentive units under the Amended and Restated Incentive Plan dated May 1, 2020 and the Second Amended and Restated Equity Incentive Plan dated August 26, 2022 and amended November 2, 2022 and February 10, 2024 (the “Legacy Incentive Plan”). The incentive units were intended to constitute “profit interests” within the meaning of the U.S. Internal Revenue Service (“IRS”) Revenue Procedures 93-27 and 2001-43 (or the corresponding requirements of any subsequent guidance promulgated by the IRS or other applicable law). The rights and preferences of the incentive units were defined in the respective incentive unit agreements. The Company did not forfeit or grant any new incentive units under the Legacy Incentive Plan as of the closing date of the Merger. In addition, the Legacy Incentive Plan is closed and no new grants will be awarded under this plan.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 110

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Fair Value Assumptions

Restricted Stock Unit. The fair value of RSU granted to employees is based on the Company’s common stock price on the date of grant.

Performance Restricted Stock Unit. The fair value of PRSU granted to employees is based on the Company’s common stock price on the date of grant.

Incentive Units. USARE LLC utilized an independent valuation company to estimate the fair value of the underlying equity units into which the incentive units granted under the Legacy Incentive Plan would be converted. During the year ended December 31, 2024, the Company then used this valuation in a Black-Scholes pricing model to determine the fair value of the incentive units granted. The Black-Scholes pricing method is considered to be a Level 3 fair value measurement requiring highly judgmental assumptions including expected volatility. The expected volatility was estimated by taking the average historical price volatility for industry peers, consisting of several public companies in its industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards. USARE LLC recognized the associated costs across the vesting period using the straight-line method. All outstanding and unvested incentive units under the Legacy Incentive Plan vested upon the closing of the Merger and unrecognized equity-based compensation expense of incentive units vested on that date of $0.2 million was recognized in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025.

The assumptions used in determining the fair value of incentive units are as follows. The Company did not grant any incentive units in fiscal year 2025.

Year Ended December 31, 2024
Expected volatility	67.1%
Expected dividends	—
Risk-free interest rate	4.2% - 4.3%
Remaining term (in years)	1 - 5 Years

Stock-based Compensation Expense

The following table presents the stock-based compensation expense.

		Year Ended December 31,
	Incentive Plan	2025	2024
		(In thousands)
Restricted stock units (1)	2024 Incentive Plan	$7,677	$—
Performance restricted stock units	2024 Incentive Plan	21	—
Incentive units	Legacy Incentive Plan	241	1,963
Class A units (2)	Legacy Incentive Plan	841	(225)
Total		$8,780	$1,738

(1)The Company recognized $1.6 million during the year ended December 31, 2025 related to the modification of an equity award of the Company’s former Chief Executive Officer (“CEO”).
(2)In the year ended December 31, 2024, USARE LLC recorded equity-based compensation for issuance of its Class A Units to certain consultants pursuant to existing bonus agreements. In the year ended December 31, 2024, USARE LLC recorded the forfeiture of equity-based compensation of the Company’s former CEO.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 111

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Award Activities

Restricted Stock Unit. The following table presents RSU activity under the 2024 Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2024	—	$—
Awarded	2,316	16.75
Forfeited	(182)	16.99
Balance, December 31, 2025	2,134	16.72

There were no RSU activities prior to and during the year ended December 31, 2024.

Performance Restricted Stock Unit. The following table presents PRSU activity under the 2024 Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2024	—	$—
Awarded	36	12.59
Balance, December 31, 2025	36	12.59

There were no PRSU activities prior to and during the year ended December 31, 2024.

Incentive Units. The following table presents stock unit activity under the 2024 Incentive Plan.

	Number of Shares	Weighted Average Distribution Threshold (1)	Intrinsic Value (2)
	(In thousands, except for weight average distribution threshold)
Balance, December 31, 2023	42,271	$1.04	$7,753
Grants	1,168	1.21
Forfeited	(4,254)	1.62
Balance, December 31, 2024	39,185	0.97	46,152
Conversion to USARE LLC Class A units	(39,185)	0.97
Balance, December 31, 2025	—	—	—

(1)The distribution threshold amount refers to the value that would need to be exceeded before the holder would receive any consideration upon a liquidation event.
(2)The intrinsic value is calculated based upon the fair value of the incentive units as of the reported date.

Vesting Period of Incentive Units. USARE LLC utilized different vesting periods, generally ranging from 1 year to 5 years, depending on the specifics of the grant. If there is a change in control, unless otherwise expressly provided in the participant’s award agreement, the units will become 100% vested and any restrictions and limitations applicable to the participant’s incentive units shall lapse and such incentive units shall become fully transferable.

If any of the units are forfeited prior to vesting, USARE LLC reversed the associated compensation cost during the period in which the forfeiture occurs.

Conversion of Incentive Units. Upon Closing of the Merger, all outstanding incentive units were considered fully vested and converted into approximately 4.55 million shares of Common Stock using the treasury method of accounting on a cashless exercise basis and an exchange conversion ratio of approximately 0.204 shares of Common Stock for a share of common stock of USARE LLC.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 112

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Unamortized Stock-Based Compensation Costs

Stock-based compensation costs related to unvested RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation costs and weighted average service period as of December 31, 2025.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Restricted stock units	$27,582	1.28
Performance stock units	429
Total unamortized compensation costs	$28,011

Note 9. Government Grants

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

As of December 31, 2025 and December 31, 2024, the Company recorded $7.0 million of deferred grant income related to cash received to date as part of the TIF Agreement, all of which is noncurrent as a component of Deferred grants. As of December 31, 2025, the Company has not recognized any of the deferred grant income amounts in profit or loss related to the TIF Agreement as the associated long-lived assets requirement and employment obligations have not been met. The Company filed the Ad Valorem Tax Exemption application for the year ending December 31, 2023, in March of 2023. Approval was received November 14, 2023 from the Stillwater Economic Development Authority for the Five-Year Ad Valorem Tax Exemption. As such, the Company has not incurred any real and personal ad valorem taxes to date.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 113

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Note 10. Income Taxes

Loss Before Taxes

The domestic and foreign components of Loss before taxes were as follows:

	December 31,
	2025	2024
	(In thousands)
Domestic	$(298,048)	$(16,392)
Foreign	(636)	—
Loss before taxes	$(298,684)	$(16,392)

Benefit From Taxes

The component of benefit from taxes were as follows:

	December 31,
	2025	2024
	(In thousands)
Current:
Foreign	$2	$—

Deferred:
Foreign	$(162)	$—

Benefit from taxes	$(160)	$—

For the year ended December 31, 2025, there were no current federal, state or foreign tax benefits, and there were no deferred federal and state tax benefits. The foreign benefit is primarily driven by the amortization of the identifiable intangible assets accounted for in purchase accounting and net operating loss of the foreign entity. For the year ended December 31, 2024, there were no current or deferred federal, state or foreign tax benefits.

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct research and development (“R&D”) expenditures in the year incurred, requiring capitalization and amortization under Internal Revenue Code Section 174. On July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with fiscal year 2025. The legislation also includes modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime and enhancements to the Foreign-Derived Intangible Income deduction. The provisions of the Act effective in 2025 were not material and have been reflected in our results, as applicable.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.00 billion. The CAMT became effective for the Company beginning with fiscal year 2024. The Company was not subject to CAMT in fiscal year 2024 and does not expect to be subject to CAMT for fiscal year 2025 as its average annual AFSI did not exceed $1.00 billion for the preceding three-year period.

The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (also known as “Pillar Two”) and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Pillar Two legislation is effective for the Company for the year ended December 31, 2025. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. For the year ended December 31, 2025, there was no impact of Pillar Two on the Company’s Consolidated Financial Statements.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 114

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Deferred Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax basis using enacted rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Reserves	$96	$—
Accrued expenses	398	385
Other deferred	197	340
Lease liability	196	3
Deferred revenue	1,839	1,722
Intangible assets	—	139
Stock compensation	1,321	—
Net operating losses	16,373	2,828
Deferred tax assets	20,420	5,417
Valuation allowance	(16,103)	(4,480)
Deferred tax assets, net	4,317	937

Deferred tax liabilities:
Investment in Round Top Mountain	(981)	(703)
Fixed assets	(2,770)	(234)
Right-of-use asset	(276)	—
Intangible assets	(17,005)	—
Deferred tax liabilities	(21,032)	(937)
Deferred tax liabilities, net	$(16,715)	$—

The deferred tax liabilities recorded in purchase accounting is related to the acquisition of IORM on November 18, 2025. For U.S. federal income tax purposes, the Company made an election under Section 338(g) of the Internal Revenue Code to treat the transaction as an asset acquisition. See Note 2, “Merger Transaction and Acquisition - Acquisition of Indian Ocean Rare Earth Metals Pte. Ltd.,” for further discussion of the IORM acquisition.

As part of the purchase accounting, the Company recognized identifiable intangible assets at fair value, which resulted in differences between the financial reporting basis of these assets and their corresponding tax basis. These differences gave rise to a deferred tax liability, which primarily relates to the purchase accounting adjustments associated with the recognized intangible assets.

The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

As of December 31, 2025, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is not more likely than not that future taxable income will be sufficient to realize the deferred tax assets. Therefore, a full valuation allowance has been applied to the Company’s U.S. deferred tax assets. The Company’s foreign deferred tax assets are expected to be realized through the reversal of related deferred tax liabilities and, as such, have been offset by the deferred tax liabilities recorded in the applicable foreign jurisdiction.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 115

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
The Company’s policy is to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, no provision for federal income taxes has been made on the accumulated earnings of its foreign subsidiaries.

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	December 31,
	2025		2024
	(In thousands, except percent)
U.S. Federal statutory amount and rate	$(62,714)	21%	$(3,394)	21%
State and local income taxes, less federal income tax benefit (1)	—	—	—	—
United Kingdom	(25)	—	—	—
Changes in valuation allowances	9,138	(3)	2,671	(17)
Mark-to-market of warrants and earnouts	51,371	(17)	—	—
Nondeductible/nontaxable items	1,795	(1)	390	(2)
Minority share/partnership filing period	—	—	333	(2)
Other	275	—	—	—
Effective tax amount and rate (2)	$(160)	—%	$—	—%

(1)For the year ended December 31, 2025, state taxes that made up the majority (greater than 50 percent) of the tax effect in this category were Colorado, Florida and Oklahoma.

Carryforwards

As of December 31, 2025, the Company had varying amounts of federal, state and foreign net operating loss (“NOL”) carryforwards that do not expire or, if not used, expire in various years. Following is a summary of NOL carryforwards and the related expiration dates by jurisdiction:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(In thousands)	(year)
Domestic
Federal NOL (1)	$53,953	Indefinite
State NOL	39,683	2045
State NOL	28,359	Indefinite

Foreign
United Kingdom	$10,851	Indefinite

(1)The U.S. Federal net operating loss carryforwards for income tax purposes are carry forward indefinitely and are subject to an annual limitation of 80% of taxable income.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions should the Company experience a cumulative shift in ownership exceeding 50% over a 3-year period. To date no such ownership shift has occurred; however should IRC 382 be applicable, such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 116

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Changes in Valuation Allowances

The Company maintains a valuation allowance against certain deferred tax assets for which the ultimate realization of future benefits is uncertain. The valuation allowance primarily relates to foreign tax credits and certain state interest expense carryforwards and other deferred tax assets.

	December 31,
	2025	2024
	(In thousands)
Valuation Allowance at Beginning of year	$(4,480)	$(1,809)
Additions charged to income tax benefit	(11,623)	(2,671)
Valuation Allowance at End of Year	$(16,103)	$(4,480)

Uncertain Tax Positions

The Company had no uncertain tax positions as of December 31, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision in in its Consolidated Statements of Operations and Comprehensive Loss and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. To date, the Company has not recognized any interest and penalties, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S., various state, and foreign jurisdictions. As of December 31, 2025, the Company’s tax returns remain open to examination by the tax authorities for tax years 2024 and thereafter. The Company is not currently under examination by any tax jurisdictions.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 117

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Note 11. Net Loss per Share

The following table sets forth the computation of the numerator and denominator for net loss per share attributable to holders of Common Stock.

	Year Ended December 31,
	2025	2024
	(In thousands, except for per share amounts)
Numerator
Net loss attributable to USA Rare Earth, Inc.	$(297,559)	$(15,735)
Declared and deemed dividends, and interest accretion	(26,954)	(8,170)
Undistributed net loss attributable to USA Rare Earth, Inc.	$(324,513)	$(23,905)

Denominator
Weighted average shares outstanding - basic and diluted	98,021	59,538

Net loss per share attributable to USA Rare Earth, Inc.
Basic and diluted	$(3.31)	$(0.40)

The following table presents categories of shares that are excluded from the diluted per share computation as their effect would be anti-dilutive.

	Year Ended December 31,
	2025	2024
	(Shares in thousands)
12% Series A Cumulative Convertible Preferred Stock (1)	2,301	2,739
Series A warrants	2,446	3,000
Earnout shares	10,100	—
USARE LLC Class B Convertible warrants	—	1,699
USARE LLC Class C Convertible warrants	—	398
Incentive units	—	8,008
Total	14,847	15,844

(1)Represents the amount of potential common shares, if converted at each reported date.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 118

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Note 12. Segment Reporting

The Company operates in a single reportable operating segment; that segment being the vertically integrated, domestic rare earth element magnet production supply chain. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. Because the Company operates in a single segment and the CODM uses the consolidated net loss and the total assets as the primary measures, no reconciliation is required between segment measures and the consolidated financial statement amounts.

Performance is reviewed on a consolidated basis and the measure of segment assets is reported on the Consolidated Balance Sheets as total assets and segment assets are consistent with total assets presented on the face of the accompanying Consolidated Balance Sheet. Capital expenditures and equipment deposits of $37.4 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively, are included in the consolidated assets.

The CODM assesses performance for the single segment and decides how to allocate resources based on the Company’s net loss, which is reported on the Consolidated Statements of Operations and Comprehensive Loss. Net loss is used to monitor budget versus actual results. The following table sets forth information about the Company’s single reportable segment and the expenses reviewed by the CODM, including a reconciliation to the consolidated net loss:

	Year Ended December 31,
	2025	2024
	(In thousands)
Revenue	$1,643	$—
Cost of revenue	1,448	—

Selling, general and administrative costs
Employee and benefits	7,567	2,385
Share-based compensation	6,839	—
Consulting and professional services	21,764	5,812
Legal settlements	2,254	—
Other selling, general and administrative	4,711	1,047

Research and development costs
Employee and benefits	7,569	3,122
Consulting and professional services	2,628	1,167
Research and development	2,554	324
Facility and insurance	1,839	1,334
Other research and development	1,295	394

Other segment items (1)	239,699	807
Net loss	$(298,524)	$(16,392)

(1)Other segment items primarily consists of loss on fair market value of financial instruments, net, interest and dividend income, and interest expense and other income (loss), net.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 119

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Note 13. Concentrations

Disaggregation of Revenue

All of the Company’s revenue is derived from sales of casting and strip casting material based on the customers’ “shipped to” address. The following tables presents revenue by geographical region and by countries representing more than 10% of revenue. No revenues were reported in fiscal year 2024.

Region	Year Ended December 31, 2025
(In thousands)
United States	$99
International	1,544
Total revenue	$1,643

Country	Year Ended December 31, 2025
Germany	77%
Switzerland	11%
Other	12%
Total revenue	100%

Major Customers

The following table presents the customers that account for 10% or more of the Company’s revenues. Concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the period presented and do not indicate a trend specific to any one customer. No revenues were reported in fiscal year 2024.

Customer	Year Ended December 31, 2025
Customer 1	73%
Customer 2	18%
All other customers	9%

Major Raw Material Supply Vendors

The following table presents the major raw material supply vendors accounting for 10% or more of the Company’s consolidated raw material supply purchases. The percentages by vendor reflect specific relationships or contracts that would concentrate raw material supply purchases for the period presented and do not indicate a trend specific to any one vendor. There were no vendor purchases in fiscal year 2024.

Vendor	Year Ended December 31, 2025
Vendor 1	81%
All other supply vendors	19%

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 120

USA Rare Earth, Inc.
Notes to Consolidated Financial Statements
Long-lived Assets

	December 31,
Country	2025	2024
	(In thousands)
United States	$75,910	$26,529
U.K.	10,539	—
Total long-lived assets	$86,449	$26,529

Note 14. Subsequent Event

On January 26, 2026, we announced that the Company had entered into a non-binding letter of intent (the “Letter of Intent”) with the U.S. Department of Commerce covering a total of $1.6 billion, including $277.0 million in direct funding awards under the CHIPS Act, and $1.3 billion in senior secured debt with a 15-year term with an expected rate of Treasury plus 150 basis points (“bps”) (collectively, the “Expected U.S. Government Transaction”).

As conditions to entry in definitive documentation for the Expected U.S. Government Transaction (the “Definitive Agreements”), the Company must satisfy certain conditions, including, without limitation: (i) raise at least $500 million from non-federal sources, (ii) obtain two memoranda of understanding from semiconductor end or midstream users, (iii) obtain neodymium praseodymium oxide and MREC feedstock supply agreements with a term at least through 2027, (iv) exercise a surface purchase option with the Texas General Land Office, (v) implement certain third-party recommendations and third-party validation of nuclear material licensing requirements at the Company’s research and development facility in Wheat Ridge, Colorado, and (vi) define a power infrastructure plan for the Company’s magnet manufacturing facility in Stillwater, Oklahoma. In addition, the U.S. government’s $277 million in Direct Funding Awards includes a condition that the Company issue to the U.S. government $277 million of common stock (approximately 16.1 million shares issued at $17.17 per share) and the $1.3 billion Senior Secured Loan also requires the issuance of warrants to the government representing an additional 10% of the Company’s fully diluted shares outstanding prior to the Private Placement (approximately 17.5 million shares with an exercise price of $17.17 per share and a 10-year exercise period). In addition, to meet certain milestones to obtain funding awards and debt under the Expected U.S. Government Transaction, the Company will be required to i) raise at least $600 million of additional equity by December 31, 2027; and ii) establish a $250 million revolving credit facility by December 31, 2026.

The Letter of Intent for the Expected U.S. Government Transaction is non-binding and remains subject to negotiation and execution of Definitive Agreements, satisfaction of conditions precedent, and final government approvals.

On January 27, 2026 the Company closed its $1.50 billion PIPE financing agreement (the “$1.5B PIPE”) with multiple investors. Under the $1.5B PIPE, on January 28, 2026, the Company issued 69.8 million shares of the Company’s common stock and received $1.45 billion cash, net of financing costs. The cash received under the $1.5B PIPE will be used for general corporate purposes.

On February 13, 2026, the Company paid all outstanding amounts plus accrued interest under the Loan Facility, and Barclays and the Company extinguished the Loan Facility.

On February 27, 2026 the Company entered into a lease arrangement for property located in Washington, D.C. to house the Company’s general and administrative activities. The lease will commence on July 1, 2026 and will expire on August 31, 2032 and consists of office space. The lease payments over the entire term are approximately $3.0 million plus applicable taxes and common maintenance fees.

On March 4, 2026, the Company signed a definitive agreement to acquire all shares of TMRC for 3.82 million shares of the Company’s Common Stock in an all equity transaction. The total acquisition is value at approximately $72.3 million. The Company expects to complete this acquisition in the third quarter of fiscal year 2026.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 121

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or “Exchange Act”) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
We completed the acquisition of Less Common Metals Ltd. on November 18, 2025, and we are currently integrating Less Common Metals Ltd. into our internal control system. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), excludes the internal control over financial reporting of Less Common Metals Ltd. Less Common Metals Ltd. represented approximately 34% of our consolidated total assets and 100% of consolidated revenues as of and for the year ended December 31, 2025. This exclusion is in accordance with guidance provided by the Securities and Exchange Commission for newly acquired businesses.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 122

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, we made updates to our internal controls related to the addition of a new Chief Executive Officer on October 1, 2025 and new accounting staff hired during the fourth quarter, along with other staffing changes earlier in the year. These updates did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting, including these changes, that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information

10b5-1 Plans

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 123

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Barbara Humpton	65	Chief Executive Officer and Director
William Robert Steele Jr.	60	Chief Financial Officer
Valerie Ford Jacob	73	Chief Legal Officer and Corporate Secretary
Michael Blitzer	48	Chairman
Thomas Caulfield	67	Director
Mordechai Gutnick	48	Director
Paul Kern	80	Director
Otto Schwethelm	71	Director
Michael Senft	67	Director
Carolyn Trabuco	56	Director

Barbara Humpton. Barbara Humpton is our Chief Executive Officer. Prior to joining the Company in October 2025, Ms. Humpton served as President and Chief Executive Officer of Siemens USA. Prior to being named President and Chief Executive Officer of Siemens USA in 2018, Ms. Humpton served as President and Chief Executive Officer of Siemens Government Technologies and was responsible for implementing Siemens products and services for federal government agencies and departments. Prior to joining Siemens in 2011, Ms. Humpton served as a Vice President at Booz Allen Hamilton and was a Vice President and Director at Lockheed Martin Corporation. Ms. Humpton serves on the board of MARA Holdings, Inc. She previously served on the boards of Fluence Energy Inc. and Triumph Group Inc. Ms. Humpton received her BS in Mathematics from Wake Forest University. We believe Ms. Humpton is qualified to serve as a director due to her extensive public and private company experience.

William Robert Steele Jr. William Robert Steele Jr. is our Chief Financial Officer. Prior to joining the Company in March 2025, Mr. Steele served as the Global Chief Financial Officer of Mujin Corp., a physical AI industrial robotics software platform, from October 2024 until March 2025. Prior to his role at Mujin Corp., Mr. Steele spent six years at Bank of America Securities as a Managing Director from 2018 to October 2024. He also previously served as Managing Director at Stifel from 2005 to 2018, Director and Managing Director at SC Cowen Securities Corporation from 2000 to 2005, and Principal at Banc of America Securities, Inc. from 1993 to 1996. Mr. Steele received his bachelor’s degree from University of California, Santa Barbara and a Master of Business Administration from the Anderson School at UCLA.

Valerie Ford Jacob. Valerie Ford Jacob serves as our Chief Legal Officer and Corporate Secretary. Prior to joining the Company in March 2026, Ms. Jacob was a Senior Counsel from May 2025 until March 2026 and a partner from September 2014 until May 2025 at Freshfields US LLP. Prior to her role at Freshfields US LLP, Ms. Jacob was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP from 1980 until 2014 where she served as Chairperson from 2003 until March 2014. Ms. Jacob received her J.D. from Cornell University and a bachelor's degree from Boston University.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 124

Michael Blitzer. Michael Blitzer has served as a director and the Chairperson of our board of directors since the Merger. Mr. Blitzer served as the Chairman and CEO of Inflection Point Acquisition Corp. II from March 2023 until the Closing of the Merger in March 2025. Mr. Blitzer currently sits on the board of directors of Intuitive Machines, Inc. (Nasdaq: LUNR) where he chairs the compensation committee and is a member of the audit committee. Mr. Blitzer also serves on the board of directors of Merlin Labs, Inc. (Nasdaq: MRLN) as lead independent director and chair of the nomination & governance committee. Mr. Blitzer also serves as the Chairman and CEO of Inflection Point Acquisition Corp. III (Nasdaq: IPCX), a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with Air Water Ventures Holdings Limited on August 25, 2025 and since September 2025, as the Chairman and Chief Executive Officer of Inflection Point Acquisition Corp. V, a special purpose acquisition company (Nasdaq: MAYA) which has announced a business combination with GoWell. Mr. Blitzer previously served as co-CEO and director of Inflection Point Acquisition Corp., a special purpose acquisition company, from February 2021 until the completion of its business combination with Intuitive Machines, LLC in February 2023. He also served since July 2025 as the President and CEO and director of Inflection Point Acquisition Corp. IV until the closing of its business combination with Merlin Labs, Inc on March 17, 2026. Mr. Blitzer is also the Chairman and CEO of Inflection Point Asset Management, the financial sponsor of strategically important assets in the critical infrastructure and national security industries, since 2024. He was the founder and CEO of Kingstown Capital Management, which he founded in 2004 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations until 2021. Mr. Blitzer began his Wall Street career at J.P. Morgan Securities in 1999 advising companies globally in private debt and equity capital raises followed by work at the investment fund Gotham Asset Management, which was founded by the author and investor Joel Greenblatt. Mr. Blitzer taught courses in Investing at Columbia Business School for five years in the 2010s. He holds an M.B.A. from Columbia Business School and a B.S. from Cornell University where he received the Cornell Tradition Fellowship. Mr. Blitzer is a trustee of Greens Farms Academy in Westport, CT, where he is also Treasurer and Chair of the Investment Committee. We believe Mr. Blitzer is qualified to serve as a director due to his extensive public and private company experience.

Thomas Caulfield. Dr. Thomas Caulfield has served as a director on our board of directors since March 2026. He is the Executive Chairman for GLOBALFOUNDRIES Inc. (“GF”) and was previously President and Chief Executive Officer of GF from 2018 to April of 2025. As Chief Executive Officer he led the company’s initial public offering in October 2021, which was not only the largest semiconductor IPO in history at that time, but also the largest IPO across all of Nasdaq that year. He joined GF in May 2014 as Senior Vice President and General Manager of the company’s Fab 8 semiconductor wafer manufacturing facility in Malta, NY. Dr. Caulfield led operations, process development, and the expansion and ramp-up of semiconductor manufacturing production. He has an extensive career spanning over 30 years of engineering, executive management and global operational leadership with leading technology companies. Prior to joining GF, Dr. Caulfield served as President and Chief Operations Officer at Soraa from May 2012 to May 2014, the world’s leading developer of GaN on GaNTM (gallium nitride on gallium nitride) solid-state lighting technology. Dr. Caulfield has also served as Executive Vice President of Sales, Marketing and Customer Service at Novellus Systems, Inc. and worked 17 years at IBM in a variety of senior leadership roles, ultimately serving as vice president of 300mm semiconductor operations for IBM’s Microelectronics division, leading its wafer fabrication and R&D operations in East Fishkill, NY. He currently serves as a member of the board of directors for Sandisk Corporation (following its spinoff from Western Digital) and was a Trustee for Union College from 2018 to 2025. Previously, he served as a board member of Western Digital Corporation from 2021 to February 2025. In May 2025, Dr. Caulfield was awarded the prestigious Thomas Egleston Medal by Columbia University, honoring his distinguished leadership and groundbreaking contributions to engineering innovation in the semiconductor industry. Dr. Caulfield earned a Bachelor of Science in Physics from St. Lawrence University before entering Columbia University’s Fu Foundation School of Engineering and Applied Science, where he earned both his Bachelor and Master of Science in Materials Science and Engineering as well as a Doctorate in Materials Science and Engineering. Dr. Caulfield was also a postdoctoral fellow at Columbia’s Engineering Center for Strategic Materials. We believe Dr. Caulfield is qualified to serve as a director due to his extensive public and private company industrial experience as well as his background in materials science.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 125

Mordechai Gutnick. Mordechai Gutnick has served as a director on our board of directors since the Merger. Mr. Gutnick is a founding investor in USARE OpCo and served as a manager on the board of managers of USARE OpCo from May 2019 to March 2021 and from October 2021 to the Closing of the Merger in March 2025. He brings multi-decade experience in various mining projects and is a long-time investor in the mining industry in both Australia and the United States. In connection with his investing and professional activities during the last five years, Mr. Gutnick has served as a director or officer of numerous private companies and other companies registered with the Australian Securities and Investments Commission (“ASIC”). Mr. Gutnick was also the managing director and chairman of Merlin Diamonds Limited, which entity was subject to an ASIC initiated Australian court ordered liquidation in 2019. Mr. Gutnick was also the director and joint chief executive officer of Legend International Holdings, Inc. (and its subsidiary Paradise Phosphate Limited), which entered bankruptcy and Australian liquidation in 2016 (and Paradise Phosphate Limited in 2019). We believe Mr. Gutnick is qualified to serve as a director due to his former role as manager of the USARE OpCo board of managers and due to his industry experience.

General Paul Kern (Ret). General Paul Kern has served as a director on our board of directors since the Merger. Mr. Kern served as a manager on the board of managers of USARE OpCo from 2020 until the Closing of the Merger in March 2025. Mr. Kern is a senior counselor with The Cohen Group, a position he has held since 2005, and on the advisory board of Trijcon, Inc. Mr. Kern also currently serves on the Management Board of Integris and as a director of By Light. He served as president and chief operating officer of AM General LLC from 2008 to 2010. In 2005, Mr. Kern retired after almost 38 years with the US Army, last serving as the Commanding General of the Army Materiel Command. Mr. Kern graduated from West Point in 1967 with a Bachelor of Science degree. He holds master’s degrees in civil and mechanical engineering from the University of Michigan and was elected to the National Academy of Engineering in 2006. He was a National Security Fellow at the J.F. Kennedy School, Harvard University and was a member of the Defense Science Board for 14 years. We believe Mr. Kern is qualified to serve as a director due to his former role as manager of the USARE OpCo board of managers and due to his public service and professional experience.

Otto C. Schwethelm. Otto Schwethelm has served as a director on our board of directors since the Merger. Mr. Schwethelm is the Founder and Principal of Schwethelm Financial LLC, a financial advisory and consulting firm where he has served since 2017. Currently, Mr. Schwethelm serves on the board of directors for Paint Rock Bancshares and First State Bank of Paint Rock, positions he has held since December 2020. With over 45 years of experience in the industry, Mr. Schwethelm has held significant positions such as CFO at Capital Precast Holdings LLC (from October 2022 to October 2024), MP Materials (from December 2017 to November 2019), M.S. Al Suwaidi Industrial Services Ltd., OQ (formerly Oman Oil Refineries and Petroleum Industries Company), and Tesoro Corporation. He has also been actively involved in various non-profit organizations, including Schreiner University, Peterson Health, Junior Achievement of South Texas, and San Antonio Sports Foundation. Mr. Schwethelm holds credentials as a Certified Public Accountant (licensed in Texas), Certified Internal Auditor, and Certified Fraud Examiner. He earned his Bachelor of Business Administration degree in Accounting from the University of Texas at Austin. We believe Mr. Schwethelm is qualified to serve as a director due to his extensive experience in the rare earth industry.

Michael Senft. Michael Senft has served as a director on our board of directors since the Merger. Mr. Senft is a former CFO and investment banker who has served on multiple public company boards. Mr. Senft is currently the lead independent director for Molekule Group, Inc., a position he has held since 2020, and a senior advisor to Critical Response Group, a position he has held since 2019. Mr. Senft’s former positions include serving as an executive advisor to Lilium N.V. in 2023, and as the lead independent director at AeroClean Technologies, Inc. from 2019 until its merger with Molekule Group, Inc. in 2023. Earlier in his career, he was a director at B/E Aerospace, Inc. and CFO of KLX, Inc., a B/E Aerospace, Inc. spin-off, until its acquisition by The Boeing Company in 2018. Mr. Senft was an investment banker for over 30 years, including roles at Moelis & Company, CIBC World Markets Corp., and Merrill Lynch & Co. Mr. Senft received his Bachelor of Arts degree in Economics from Princeton University and his Master of Business Administration degree from the Stern School of Business at New York University. We believe Mr. Senft is qualified to serve as a director due to his extensive public and private company experience.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 126

Carolyn Trabuco. Carolyn Trabuco has served as a director on our board of directors since the Merger. Ms. Trabuco is a business and finance professional in the fields of global equity research, strategic advisory, commodities and governance. She has over 25 years of global growth investing and fund management experience, including over 10 years specializing in the metals, mining, and resources sectors. Ms. Trabuco is co-founder of Azul Brazilian Airline, listed on the New York Stock Exchange in 2017, and served on its board of directors from 2008 until April 2025. Ms. Trabuco also serves on the boards of Merlin Inc.and Inflection Point Acquisition Corp. VI, positions she has held since March 2026, Inflection Point Acquisition Corp. V, a position she has held since January 2026, Athena Technology Acquisition Corp. II, a position she has held since October 2024 as well as Inflection Point IV since February 2026. She served as the chief financial officer of Ligilo Inc. d/b/a Inclusively from 2021 to 2022. She is also the founder of Thistledown Advisory Group, LLC, a strategic advisory firm, a position she has held since 2017. Ms. Trabuco’s former public company board service includes Critical Metals Corp., formerly known as Sizzle Acquisition Corp., from February 2024 to December 2024, Sizzle Acquisition Corp. from 2021 to February 2024, and Shimmick Corp., from November 2023 to June 2025. She is also an adjunct professor of finance at Sacred Heart University. Ms. Trabuco holds a bachelor’s degree in art history from Georgetown University and a master’s degree in public administration from Sacred Heart University. We believe Ms. Trabuco is qualified to serve as a director due to her extensive financial markets and investor background and public company board experience.

Number and Terms of Office of Officers and Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is chaired by Michael Blitzer and includes as members the individuals named above as directors. Subject to the terms of our certificate of incorporation and the bylaws, the number of directors of the Company is fixed by our board of directors and is currently fixed at eight directors.

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

Committees of the Board of Directors

Our board of directors directs the management of its business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. Our board of directors has a standing audit committee, compensation committee, and nominating and corporate governance committee, each of which operates under a written charter and is composed solely of independent directors.

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

Audit Committee

Our audit committee is responsible for, among other things:

•overseeing our accounting and financial reporting process;
•appointing, compensating, retaining and overseeing the work of our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us;

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 127

•discussing with our independent registered public accounting firm any audit problems or difficulties and management’s response;
•pre-approving all audit and non-audit services provided to us by our independent registered public accounting firm (other than those provided pursuant to appropriate preapproval policies established by the audit committee or exempt from such requirement under the rules of the SEC);
•reviewing and discussing our annual and quarterly financial statements with management and our independent registered public accounting firm;
•discussing our risk management policies;
•reviewing and approving or ratifying any related person transactions;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
•preparing the audit committee report required by SEC rules.

Our audit committee consists of Otto Schwethelm, Carolyn Trabuco, and Michael Senft, with Otto Schwethelm serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our board of directors has affirmatively determined that each member of the audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable audit committee members. In addition, our board of directors has determined that Otto Schwethelm qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

With respect to our reporting and disclosure matters, the Audit Committee is also responsible for reviewing and discussing with the independent registered public accounting firm and management our annual audited financial statements and our quarterly financial statements prior to their inclusion in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or other publicly disseminated materials in accordance with the applicable SEC rules and regulations.

Compensation Committee

Our compensation committee is responsible for, among other things:

•reviewing and approving corporate goals and objectives with respect to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of these goals and objectives and setting our Chief Executive Officer’s compensation;
•reviewing and setting or making recommendations to the board of directors regarding the compensation of our other executive officers;
•reviewing and making recommendations to the board of directors regarding director compensation;
•reviewing and approving or making recommendations to the board of directors regarding our incentive compensation and equity-based plans and arrangements;
•appointing and overseeing any compensation consultants;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis”, to the extent required; and
•preparing the annual compensation committee report required by SEC rules, to the extent required.

Our compensation committee consists of Carolyn Trabuco, Paul Kern, Thomas Caulfield, and Otto Schwethelm, with Carolyn Trabuco serving as chair. The board of directors has determined that each of these directors qualify as “independent” under Nasdaq’s additional standards applicable to compensation committee members, and the compensation committee meet the requirements of Section 16b-3 of the Exchange Act with respect to acquisitions from the issuer.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 128

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

•identifying individuals qualified to become members of the board of directors and ensuring the board of directors has the requisite expertise and consists of persons with sufficiently diverse and broad skills and independent backgrounds;
•recommending to the board of directors the persons to be nominated for election as directors and to each committee of the board of directors;
•developing and recommending to the board of directors corporate governance guidelines, and reviewing and recommending to the board of directors proposed changes to our corporate governance guidelines from time to time; and
•overseeing the annual evaluations of the board of directors, its committees and management.

Our nominating and corporate governance committee consists of Michael Senft, Paul Kern, Mordechai Gutnick, Thomas Caulfield, and Michael Blitzer, with Michael Senft serving as chair. The board of directors determined that the members of our nominating and corporate governance committee qualify as “independent” under Nasdaq rules applicable to nominating and corporate governance committee members.

Our nominating and corporate governance committee develops guidelines from time to time with criteria and qualifications for Board membership, including, but not limited to, personal and professional integrity, willingness to commit the required time to serve as a Board member, relevant career experience and skills, industry knowledge and experience, independence under applicable SEC rules and the Nasdaq rules, personal and professional background and ability to work collegially with others. The nominating and corporate governance committee uses its guidelines to identify and evaluate potential director candidates to determine their qualifications to serve on our Board as well as their compatibility with the culture of the Company, its philosophy and its Board and management.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, (https://www.usare.com). We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy attached hereto as Exhibit 19 governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations. It is also the policy of the Company to comply with applicable securities laws when transacting in its own securities.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 129

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during fiscal year 2025, or at any other time, one of our officers or employees or had a relationship that must be described under the SEC’s rules relating to disclosure of related person transactions. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the copies of these reports filed with the SEC and written representations made to us by our executive officers and directors, we believe that these persons complied with all applicable filing requirements during the years ended December 31, 2025, except that one late Form 4 was filed by Paul Kern to report one transaction and one late Form 3 was filed by William Robert Steele Jr.

Item 11 — Executive Compensation

This section discusses the 2025 executive compensation program for the named executive officers in the “Summary Compensation Table” below. In 2025, the Company’s “named executive officers” and their positions (or former positions) were as follows:
•Barbara Humpton, Chief Executive Officer;
•Joshua Ballard, former Chief Executive Officer;
•William Robert Steele Jr., Chief Financial Officer; and
•David Kronenfeld, former Chief Legal Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Barbara Humpton (4)	2025	167,308	—	11,536,719	—	627	11,704,654
Chief Executive Officer
Joshua Ballard (5)	2025	351,346	—	4,637,862	—	526,879	5,516,087
Former Chief Executive Officer	2024	8,654	—	—	—	—	8,654
William Robert Steele Jr.(6)	2025	311,539	246,181	4,245,589	—	23,962	4,827,271
Chief Financial Officer
David Kronenfeld (7)	2025	305,000	195,000	1,622,238	—	120,192	2,242,430
General Counsel	2024	260,000	65,000	—	35,268	108,400	468,668

(1)The amount in this column reflects the amount of base salary earned for fiscal years 2025 and 2024 to the named executive officers. See “— Base Salaries” below for more details regarding the named executive officers’ salaries.
(2)The amounts for each year shown were paid to the employee in the following year (e.g., 2025 Bonus were earned in 2025 and paid to the employee in 2026).
(3)Amount represents the aggregate grant date fair value of restricted stock awards granted during 2025 computed in accordance with ASC 718, Compensation — Stock Compensation. The assumptions made in the valuation are found in Note 11 of the Notes.
(4)Ms. Humpton was hired as Chief Executive Officer of the Company on October 1, 2025.
(5)Mr. Ballard was hired as Chief Executive Officer of the Company on December 16, 2024. Mr. Ballard resigned as Chief Executive Officer of the Company on October 1, 2025 and entered into a separation agreement with the Company. See “— Narrative to Summary Compensation Table — Appointment of Certain Named Executive Officers and Departure of Certain Named Executive Officers” for additional information on the separation agreement.
(6)Mr. Steele was hired as Chief Financial Officer of the Company on March 24, 2025.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 130

(7)Mr. Kronenfeld previously served as the Chief Legal Officer. Mr. Kronenfeld received additional compensation of $100,000 and $100,000 in 2024 and 2025, respectively, related to the successful signing of the business combination in 2024 and successful completion of the de-spac in 2025.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 131

Narrative to Summary Compensation Table

Executive Appointments

On September 29, 2025, we announced that our Board had appointed Barbara Humpton as the Company’s Chief Executive Officer and as a member of the Board, effective October 1, 2025. Joshua Ballard stepped down as the Company’s Chief Executive Officer and as a member of the Board, effective October 1, 2025. On March 24, 2025, William Robert Steele Jr. was appointed as the Company’s Chief Financial Officer.

Appointment of Certain Named Executive Officers and Departure of Certain Named Executive Officers

In connection with her appointment as the Company’s Chief Executive Officer, the Company and Barbara Humpton entered into an employment agreement (the “Employment Agreement”). The Employment Agreement became effective as of October 1, 2025. Pursuant to the Employment Agreement, Ms. Humpton receives an annual base salary of $750,000, and in connection with her appointment to the role of Chief Executive Officer of the Company, she received the following grants of unvested RSUs under the Company’s 2024 Omnibus Incentive Plan (the “Omnibus Plan”) and standard form of award agreement thereunder: (a) RSUs with a grant date value of $4,000,000, which will vest in one-third (1/3) increments on the first three anniversaries of the grant date; (b) RSUs with a grant date value of $5,000,000, which will vest in one-third (1/3) increments on the first three anniversaries of the grant date; and (c) RSUs with a grant date value of $1,000,000, which will vest in one-half (1/2) increments on the first two anniversaries of the grant date. In addition, Ms. Humpton participates in, and is eligible to receive payments and benefits under, the Company’s Severance Plan in accordance with its terms.

The Company and William Robert Steele Jr. entered into an employment agreement effective as of March 24, 2025 (the “CFO Employment Agreement”). Pursuant to the CFO Employment Agreement, Mr. Steele receives an annual base salary of $400,000 and is eligible for an annual cash bonus based on the achievement of certain performance targets, with a target bonus opportunity equal to sixty percent of his annual base salary. Mr. Steele is also eligible to receive equity awards under the 2024 Omnibus Incentive Plan, and in connection with the commencement of his employment, he was granted equity awards under the Omnibus Incentive Plan with a grant date value of approximately $2,000,000. Mr. Steele is eligible to participate in all employee benefit programs that are generally provided to all senior executives and employees, subject to the terms and conditions of such plans, as in effect from time to time, as well as reimbursement of business expenses in accordance with the policies and procedures of the Company. The CFO Employment Agreement also contains certain restrictive covenants, including restrictions regarding confidentiality, non-solicitation and non-disparagement. If on or before December 31, 2026, Mr. Steele is terminated by the Company without Cause (as defined in the CFO Employment Agreement) or Mr. Steele resigns for Good Reason (as defined in the CFO Employment Agreement), Mr. Steele will be entitled to the following payments and benefits, subject to his execution of an effective release of claims and continued compliance with certain restrictive covenants: (i) an amount equal to his monthly base salary rate in effect on the date of termination, paid monthly for a period of six months, (ii) any annual bonus for the calendar year preceding the termination date to the extent earned but unpaid, (iii) accelerated vesting of the next tranche of his Initial Award (as defined in the CFO Employment Agreement), and (iv) subject to his timely election and remaining eligible for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA), reimbursement for the monthly premium for continuation coverage (at the coverage levels in effect immediately prior to the termination date) until the earlier of (x) the end of the six-month period following termination and (y) the date Mr. Steele becomes eligible for health benefits through any arrangement sponsored by, or paid for by, a subsequent employer. Mr. Steele is eligible to participate in the Company’s Severance and Change of Control Protection Plan; provided, that Mr. Steele will be entitled to the higher severance rights, payments and compensatory benefits provided under the Company’s Severance and Change of Control Protection Plan and the CFO Employment Agreement, but not severance rights, payments and compensatory benefits under both the Company’s Severance and Change of Control Protection Plan and the CFO Employment Agreement.

While the 2025 and 2024 compensation of Mr. Ballard is disclosed above, his employment was terminated effective October 1, 2025. A discussion of the payments and benefits he received in connection with the termination of his employment is discussed below in the section entitled “Executive Compensation Arrangements”.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 132

Joshua Ballard stepped down as the Company’s Chief Executive Officer and as a member of the Board, effective October 1, 2025. In connection with Mr. Ballard’s separation and effective on October 1, 2025, the Company and Mr. Ballard entered into a General Separation and Release of Claims Agreement (the “Ballard Separation Agreement”), pursuant to which Mr. Ballard will receive the severance payments and benefits otherwise payable to him under the Company’s Severance and Change of Control Protection Plan and certain additional benefits as agreed between Mr. Ballard and the Company, which include (a) a cash severance payment of $450,000, which is equal to 12 months’ annual base salary; (b) payment of the Company’s portion of Mr. Ballard’s health and welfare benefit costs pursuant to COBRA for 12 months; (c) accelerated vesting of Mr. Ballard’s “founder” award of unvested time-based restricted stock units in respect of 90,992 shares of the Company’s common stock; and (d) in exchange for Mr. Ballard’s continued employment by the Company for a one month transitional period ending October 31, 2025 following his resignation as Chief Executive Officer, a lump sum cash payment equal to one month of base salary, totaling $37,500. The Ballard Separation Agreement provides that Mr. Ballard will remain bound by the restrictive covenants (including those related to confidentiality, employee and customer non-solicitation, and non-disparagement) contained therein. The Ballard Separation Agreement contains other customary terms and conditions, including a release by Mr. Ballard of any claims against the Company. In addition, the Ballard Separation Agreement provides that, following October 31, 2025, Mr. Ballard will remain engaged by the Company as a consultant through January 1, 2026.

Base Salaries

The named executive officers received an annual base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The actual base salaries earned by the Company’s named executive officers for services in 2025 and 2024 are set forth above in the Summary Compensation Table in the column entitled “Salary”. The compensation committee periodically evaluates appropriate increases to base salaries and, during 2025, Mr. Steele’s base salary was increased from $400,000 to $600,000 and Mr. Kronenfeld’s base salary was increased from $260,000 to $325,000.

Annual Bonuses

The Company’s named executive officers were eligible to earn annual bonuses for their service during fiscal 2025, as determined in the discretion of the compensation committee of the Company based on its review of the Company’s performance for the applicable year and each named executive officer’s individual performance and contributions to the success of the Company. As shown in the Summary Compensation Table, Mr. Kronenfeld earned a $165,000 bonus for his services with respect to 2025.

2025 Equity Grants and Acceleration

During 2025, in connection with executive transitions and other retention considerations, the following equity grants were made to the Company’s current executive officers:

•the Company’s Chief Executive Officer, Barbara Humpton, was awarded 250,662 RSUs vesting ratably over a three-year period, 313,327 RSUs vesting ratably over a three-year period and 62,666 RSUs vesting ratably over a two-year period;
•the Company’s Chief Financial Officer, William Robert Steele Jr., was awarded 90,992 RSUs vesting ratably over a two-year period, 90,992 RSUs vesting ratably over a three-year period, and 62,666 RSUs vesting ratably over a two-year period;
•the Company’s former Chief Legal Officer, David Kronenfeld, was awarded 27,298 RSUs vesting ratably over a two-year period, 40,947 RSUs vesting ratably over a three-year period, 18,199 RSUs vesting in May 2026, and 11,096 RSUs vesting ratably over a three-year period; and
•the Company’s former Chief Executive Officer, Joshua Ballard, was awarded 90,992 RSUs vesting ratably over a two-year period and 181,984 RSUs vesting ratably over a three-year period.

In connection with his separation, Mr. Ballard’s “founder” award of unvested time-based restricted stock units accelerated in respect of 90,992 shares of the Company’s Common Stock.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 133

Other Elements of Compensation

Retirement Plans

Our employees, including our named executive officers, are eligible to participate in our 401(k) Plan (the “401(k) Plan”). Our executive officers are eligible to participate in the 401(k) Plan on the same terms and conditions as other full-time employees, subject to the terms and eligibility requirements of the plan. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we make safe harbor matching contributions to the 401(k) Plan equal to 100% of employee contributions not in excess of 1% of their compensation and 50% of employee contributions not in excess of 6% of their compensation, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Severance Plan

On August 11, 2025, the Board and Compensation Committee approved the USA Rare Earth, Inc. Severance and Change of Control Protection Plan (the “Severance Plan”), pursuant to which the Company’s executive officers and certain senior management employees, as determined by the Compensation Committee (the “Eligible Participants”) may be eligible for certain severance benefits. Pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without cause or the Eligible Participant resigns for good reason in each case, not in connection with a change in control (all as defined in the Severance Plan) and subject to the effectiveness of a separation agreement including a general release of claims, the Eligible Participant is entitled to the following: (i) for the CEO, 12 months of base salary and 12 months of COBRA coverage and (ii) for all other Eligible Participants 6 months of base salary and 6 months of COBRA coverage, and for both the CEO and other Eligible Participants, acceleration of the next tranche of outstanding equity awards at the time of termination, with performance awards vesting based on target performance.

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•medical, dental and vision benefits;
•life insurance; and
•short-term and long-term disability insurance.

We believe the health and welfare benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

We do not maintain any executive-specific benefits or perquisites for our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of incentive units awarded under the Company’s 2024 Omnibus Incentive Plan for each named executive officer outstanding as of December 31, 2025, prior to their conversion into our Common Stock.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 134

Name	Option Awards						Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(4)
			(#)	(#)	($)		(#)	($)
Barbara Humpton	10/1/25	(1)					250,662	2,982,878
	10/1/25	(1)					313,327	3,728,591
	10/1/25	(2)					62,666	745,725
Joshua Ballard	8/13/25	(5)					90,992	1,082,805
	8/13/25	(6)					181,984	2,165,610
William Robert Steele Jr.	10/1/25	(2)					62,666	745,725
	8/13/25	(1)					90,992	1,082,805
	8/13/25	(2)					90,992	1,082,805
David Kronenfeld	12/19/25	(1)					11,095	132,031
	8/13/25	(2)					27,298	324,846
	8/13/25	(1)					40,947	487,269
	8/13/25	(3)					18,199	216,568

(1)Award vests ratably over three years in 33 1/3% tranches.
(2)Award vests ratably over two years in 50% tranches.
(3)Award vests on May 20, 2026.
(4)Based on the market value of shares as of December 31, 2025.
(5)Award vested on January 1, 2026.
(6)Award cancelled on October 1, 2025.

Executive Compensation Arrangements

Former Executive Officers

The Company and Joshua Ballard entered into an employment agreement, dated December 16, 2024 pursuant to which he was employed as the Chief Executive Officer of the Company and, after the Merger, the Company, until October 1, 2025. Under his employment agreement, Mr. Ballard was entitled to certain compensation and benefits pursuant to the agreement, including (i) an annual base salary of $450,000, (ii) commencing in calendar year 2025, eligibility for an annual bonus based on the achievement of performance targets established by the Company’s board of managers, with a target opportunity of 100% of his base salary and a maximum payout of 150% of his base salary and (iii) temporary corporate housing until the Company’s permanent headquarters is established. In addition, while the Chief Executive Officer, he was to be nominated for the Company’s Board. Following the Closing, Mr. Ballard was granted 272,976 RSUs under the 2024 Omnibus Incentive Plan and subject to the terms of his individual award agreements thereunder. Except as provided by the terms of the Ballard Separation Agreement, Mr. Ballard forfeited all such RSUs in connection with stepping down from the role of Chief Executive Officer of the Company. In connection with Mr. Ballard’s separation, he is entitled to payments and benefits in accordance with the Ballard Separation Agreement. For additional information regarding the Ballard Separation Agreement, please see “— Narrative to Summary Compensation Table — Departure of Certain Named Executive Officers” above.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 135

For purposes of Mr. Ballard’s employment agreement, “cause” generally means, subject to certain notice and cure rights: (A) conviction of, or plea of nolo contendere to, a felony crime involving deceit, dishonesty or fraud; (B) embezzlement, theft, fraud or misappropriation of any funds or property of the Company or any subsidiary or any affiliate, customer or vendor of the Company or any subsidiary; (C) personal dishonesty or material breach of fiduciary duty that involves personal profit or damage to the Company or any affiliate; (D) misconduct in connection with his duties or failure to perform his responsibilities as reasonably directed by the Company (other than as a result of disability); (E) material and repeat violation of any company rule, regulation, procedure or policy; (F) refusal to perform his duties and responsibilities as reasonably directed by our board of directors; (G) use of alcohol or drugs that substantially interferes with his ability to perform his duties; (H) any act or omission intended to harm or damage the business, property, operations, financial condition or reputation of the Company or any of its affiliates; or (I) breach of any provision of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement.

New Equity Incentive Plan

Effective as of March 13, 2025, the Company adopted the USA Rare Earth, Inc. 2024 Omnibus Incentive Plan (the “2024 Omnibus Incentive Plan”) under which the Company may grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants.

Certain employees, directors, officers, advisors or consultants of the Company or its affiliates are eligible to participate in the 2024 Omnibus Incentive Plan. The 2024 Omnibus Incentive Plan is administered by the Compensation Committee, subject to the limitations imposed under the 2024 Omnibus Incentive Plan and applicable laws. The Compensation Committee generally has the authority to designate participants, determine the type or types of awards to be granted to a participant, determine the terms and conditions of any agreements evidencing any awards granted under the 2024 Omnibus Incentive Plan, accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and to adopt, alter and repeal rules, guidelines and practices relating to the 2024 Omnibus Incentive Plan. The Compensation Committee has full discretion to administer and interpret the 2024 Omnibus Incentive Plan and to make any other determinations and/or take any other action that it deems necessary or desirable for the administration of the 2024 Omnibus Incentive Plan , and any such determinations or actions taken by the Compensation Committee are final, conclusive and binding upon all persons and entities. The Compensation Committee may delegate to one or more officers of the Company or any affiliate the authority to act on behalf of the Compensation Committee with respect to any matter, right, obligation or election that is the responsibility of or that is allocated to the Compensation Committee in the 2024 Omnibus Incentive Plan and that may be so delegated as a matter of law, except for grants of awards to persons subject to Section 16 of the Exchange Act.

The Company has reserved a total of 13,000,000 shares of stock for issuance pursuant to the 2024 Omnibus Incentive Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2024 Omnibus Incentive Plan is 13,000,000, in each case, subject to certain adjustments set forth therein.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 136

Director Compensation

Individuals who served as directors of the Company during fiscal 2025 were awarded the following compensation:

Name	Fees Earned or Paid in Cash	Stock Awards1), (2)	Total
	($)	($)	($)
Michael Blitzer	91,818	610,950	702,768
Mordechai Gutnick	51,895	610,950	662,845
Paul Kern	57,883	610,950	668,833
Otto Schwethelm	69,859	610,950	680,809
Michael Senft	63,871	610,950	674,821
Tready Smith (3)	47,903	610,950	658,853
Carolyn Trabuco	67,862	610,950	678,812

(1)The aggregate number of RSUs outstanding at December 31, 2025 for our directors was as follows: 35,537 RSUs outstanding for Michael Blitzer, 35,537 RSUs outstanding for Mordechai Gutnick, 35,537 RSUs outstanding for Paul Kern, 35,537 RSUs outstanding for Otto Schwethelm, 35,537 RSUs outstanding for Paul Kern, 35,537 RSUs outstanding for Michael Senft, 35,537 RSUs outstanding for Tready Smith, and 35,537 RSUs outstanding for Carolyn Trabuco.
(2)Amount represents the aggregate grant date fair value of incentive units computed in accordance with Topic 718 The assumptions made in the valuation are found in Note 11 to our December 31, 2025 audited consolidated financial statements included elsewhere in this Annual Report.
(3)Tready Smith resigned from the Board in March 2026.

Equity Grant Procedures

The compensation committee of the Board approves equity awards for our named executive officers on or before the date of grant. The Company does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock and 12% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) as of March 23, 2026 for:

•each of our named executive officers and directors, and all of our executive officers and directors as a group; and
•each person who is a beneficial owner of more than 5% of a class of our equity securities.

The information below is based on an aggregate of 217,976,175 shares of Common Stock, and 1,224,351 shares of Series A Preferred Stock issued and outstanding as of March 23, 2026. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including preferred stock and warrants that are convertible or currently exercisable or convertible or exercisable within 60 days. In the table below, shares issuable upon the conversion of shares of Series A Preferred Stock and the exercise of Preferred A Investor Warrants, that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding such Series A Preferred Stock and/or Preferred A Investor Warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares of Common Stock issuable upon conversion of Series A Preferred Stock take into account accrued and unpaid payment-in-kind dividends as of March 23, 2026 and the current conversion price of $7.00. Shares of Common Stock issuable upon exercise of Preferred A Investor Warrants are based on the current exercise price of $7.00.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 137

	Number of shares of Common Stock	%	Number of shares of Series A Preferred Stock	%	Total Voting %
Directors and Named Executive Officers(1)
Barbara Humpton	—	—	—	—	—
Michael Blitzer(2)	4,667,371	2.1%	411,018	33.6%	2.3%
Thomas Caulfield	52,500	*	—	—	*
Mordechai Gutnick(3)	13,671,026	6.3%	—	—	6.2%
Paul Kern	167,824	*	—	—	*
David Kronenfeld	76,374	*	—	—	*
Otto Schwethelm	—	—	—	—	—
Michael Senft	—	—	—	—	—
Carolyn Trabuco	—	—	—	—	—
William Robert Steele Jr.	—	—	—	—	—
All officers and directors as a group (10 individuals)	18,635,095	8.5%	411,018	33.6%	8.7%

Five Percent Holders
Alyeska Master Fund, L.P.(5)	16,570,777	7.6%	—	—	7.6%
Inflection Point Fund I, LP(6)	1,226,096	*	343,137	28.0%	*
Bowon M&P Co., Ltd.(7)	2,136,215	*	367,000	30.0%	1.1%
Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (8)	399,908	*	103,196	8.4%	*
Michael Blitzer 2012 Revocable Living Trust (9)	1,542,371	*	411,018	33.6%	*

*Less than one percent.
(1)Unless otherwise noted, the business address of each person is 100 W Airport Road, Stillwater, Oklahoma 74075, c/o USARE.
(2)Consists of (i) 411,018 shares of Series A Preferred Stock held by Michael Blitzer 2012 Revocable Living Trust, (ii) 781,261 shares of Common Stock issuable upon conversion of 411,018 shares of Series A Preferred Stock held by Michael Blitzer 2012 Revocable Living Trust, (iii) 3,125,000 shares of Common Stock held by the Sponsor, and (iv) 747,500 shares of Common Stock held by Michael Blitzer 2012 Revocable Living Trust. Mr. Blitzer is the grantor and trustee of the Michael Blitzer 2012 Revocable Living Trust and holds voting and investment discretion with respect to the securities held of record by the Michael Blitzer 2012 Revocable Living Trust. Mr. Blitzer disclaims any beneficial ownership of the securities held by the Michael Blitzer 2012 Revocable Living Trust, other than to the extent of any pecuniary interest he may have therein. Mr. Blitzer is the sole managing member of Inflection Point Holdings II LLC and holds voting and investment discretion with respect to the securities held of record by Inflection Point Holdings II LLC. Mr. Blitzer disclaims any beneficial ownership of the securities held by the Sponsor, other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(3)Consists of 13,671,026 shares held of record by The Critical Minerals Trust, of which Mordechai Gutnick is the trustee. Mr. Gutnick is the sole beneficial owner of such shares. The address for Mr. Gutnick is 100 W Airport Road, Stillwater, Oklahoma 74075, c/o USARE.
(4)Consists of (i) 5,904,265 shares of Common Stock held of record by Bayshore Rare Earths II, LLC (“BRE II”), (ii) 1,811,815 shares of Common Stock held of record by Bayshore Rare Earths, LLC (“BRE”), (iii) 37,073 shares of Common Stock held of record by the M. Tready A. Smith Revocable Trust (the “MTAS Trust”) (excluded for Bayshore Capital) (iv) 58,777 shares of Common Stock held by Bayshore Capital Holdings Group LLC, (v) 59,011 shares of Common Stock held of record by Bayshore Capital, (vi) 326,318 shares of Common Stock held of record by Bayshore MGR, LLC (“Bayshore MGR”), (vii) 123,711 shares held of record by BPF II GP, LLC (“BPF”), and (viii) 117,473 held by Mr. Smith and her spouse jointly (excluded for Bayshore Capital). BRE is a wholly-owned subsidiary of Bayshore Partners Fund II, LP. Bayshore Capital serves as an investment adviser to BRE II and Bayshore Partners Fund II, LP. Bayshore MGR is a wholly-owned subsidiary of Bayshore Capital. BPF is a majority-owned subsidiary of Bayshore Capital. Ms. Smith is the Chief Executive Officer of Bayshore Capital, and as a result exercises sole voting and dispositive control over the securities held by BRE II and BRE. Ms. Smith is the trustee of the MTAS Trust, and as a result, may be deemed to share beneficial ownership of the securities held by the MTAS Trust. Ms. Smith also may be deemed to share beneficial ownership of the securities by Bayshore Capital Holdings Group LLC. The address of BRE II, BRE, the MTAS Trust, Bayshore Capital Holdings Group LLC, Bayshore Capital, Bayshore Partners Fund II, LP and Ms. Smith is 1700 S. MacDill Avenue, Suite 340, Tampa, Florida 33629.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 138

(5)Alyeska Investment Group, L.P., the investment manager of Alyeska, has voting and investment control of the shares held by Alyeska. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by Alyeska. The registered address of Alyeska Master Fund, L.P. is at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street George Town, Grand Cayman, KY1-1104, Cayman Islands. Alyeska Investment Group, L.P. is located at 77 W. Wacker, Suite 700, Chicago IL 60601.
(6)Consists of (i) 343,137 shares of Series A Preferred Stock held by Inflection Point Fund, (ii) 652,233 shares of Common Stock issuable upon conversion of 343,137 shares of Series A Preferred Stock held by Inflection Point Fund, and (iii) 562,500 shares of Common Stock held by Inflection Point Fund. Inflection Point Asset Management LLC and Inflection Point GP I LLC are the investment manager and general partner, respectively, of Inflection Point Fund. Voting and dispositive power over securities beneficially owned by Inflection Point Fund are vested in an investment committee of three members, including Michael Blitzer, Chairman of the Company’s Board, Kevin Shannon, an advisor to the Company’s Board, and a third individual who does not have, and has not had during the past three years, any relationship with the Company or any of its predecessors or affiliates. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, none of the individuals is deemed a beneficial owner of the entity’s securities. The business address of Inflection Point Fund is 1680 Michigan Ave, Suite 700 #1016, Miami Beach, FL 33139.
(7)Consists of (i) 367,000 shares of Series A Preferred Stock held by Bowon M&P Co., Ltd. (“Bowon”), (ii) 697,591 shares of Common Stock issuable upon conversion of 367,000 shares of Series A Preferred Stock held by Bowon, and (iii) 1,426,471 shares of Common Stock issuable upon exercise of a Preferred Investor Warrant held by Bowon. The address for Bowon M&P Co., Ltd. (“Bowon”) is Nabul-Li 133, Samho-Eup, Youngam-Gun, Jeonnam, South Korea. The Company was informed by Bowon that the beneficial owner of the shares held of record by Bowon is Mr. Kwangshik Ma.
(8)Consists of (i) 103,196 shares of Series A Preferred Stock, (ii) 196,155 shares of Common Stock issuable upon conversion of 103,196 shares of Series A Preferred Stock at the initial exercise price and excluding any accrued and unpaid payment-in-kind dividends and (iii) 200,336 shares of Common Stock issuable upon exercise of a Preferred Investor Warrant. Ayrton Capital LLC, the investment manager to Alto Opportunity Master Fund, SPC — Segregated Master Portfolio B, has discretionary authority to vote and dispose of the shares held by Alto Opportunity Master Fund, SPC — Segregated Master Portfolio B and may be deemed to be the beneficial owner of these shares. Waqas Khatri, as the managing member of Ayrton Capital LLC, the investment manager of Alto Opportunity Master Fund, SPC — Segregated Master Portfolio B, may be deemed to share beneficial ownership of the reported securities. Ayrton Capital LLC and Mr. Khatri each disclaim any beneficial ownership of these securities. The business address for Alto Opportunity Master Fund, Ayrton Capital LLC and Mr. Khatri is c/o Ayrton Capital, 55 Post Road West, 2nd Floor Westport, Connecticut 06880.
(9)Consists of (i) 411,018 shares of Series A Preferred Stock held by Michael Blitzer 2012 Revocable Living Trust, (ii) 781,261 shares of Common Stock issuable upon conversion of 411,018 shares of Series A Preferred Stock held by Michael Blitzer 2012 Revocable Living Trust and (iii) 747,500 shares of Common Stock held by Michael Blitzer 2012 Revocable Living Trust. Mr. Blitzer is the grantor and trustee of the Michael Blitzer 2012 Revocable Living Trust and holds voting and investment discretion with respect to the securities held of record by the Michael Blitzer 2012 Revocable Living Trust. Mr. Blitzer disclaims any beneficial ownership of the securities held by the Michael Blitzer 2012 Revocable Living Trust, other than to the extent of any pecuniary interest he may have therein.
(10)Inflection Point Freedom Fund GP LLC and Inflection Point Asset Management LLC are the general partner, and investment manager, respectively, of Inflection Point Freedom Fund LP. Voting and dispositive power over securities beneficially owned by Inflection Point Freedom Fund LP are vested in an investment committee of three members, including Michael Blitzer, Chairman of the Company’s Board, Kevin Shannon, an advisor to the Company’s Board, and a third individual who does not have, and has not had during the past three years, any relationship with the Company or any of its predecessors or affiliates. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, none of the individuals is deemed a beneficial owner of the entity’s securities. The business address of Inflection Point Freedom Fund LP is 1680 Michigan Ave, Suite 700 #1016, Miami Beach, FL 33139.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 139

The following table sets forth equity compensation plan information as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights or Settlement of Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,169,865 (1)	None	10,830.135 (2)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(1)Represents shares of our common stock issuable upon the settlement of restricted stock units outstanding under the following equity compensation plans: the 2024 Incentive Plan.
(2)Reflects the shares available for issuance under the 2024 Incentive Plan.

Item 13 — Certain Relationships and Related Transactions and Director Independence

Founder Shares and Private Placement Warrants

In March 2023, Inflection Point Holdings II LLC, the Sponsor, paid $25,000, or approximately $0.004 per share, to cover certain of Inflection Point’s offering costs in exchange for 5,750,000 Class B ordinary shares of Inflection Point (“Class B ordinary shares”). Subsequently on May 24, 2023, Inflection Point effected a share recapitalization with respect to the Class B ordinary shares, as a result of which the Sponsor then held 6,325,000 Class B ordinary shares. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2023, 75,000 Class B ordinary shares were forfeited resulting in the Sponsor holding 6,250,000 Class B ordinary shares. On November 18, 2024, pursuant to the terms of Inflection Point’s governing documents, the Sponsor elected to convert 6,200,000 outstanding Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of Inflection Point (“Class A ordinary shares”), resulting in the Sponsor owning an aggregate of 6,250,000 ordinary shares, consisting of 6,200,000 Class A ordinary shares and 50,000 Class B ordinary shares. On March 12, 2025, the remaining 50,000 Class B ordinary shares converted into Class A ordinary shares, and immediately thereafter all 6,250,000 Class A ordinary shares converted into 6,250,000 shares of Common Stock upon the Domestication prior to the closing of the Merger.

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

The Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants, simultaneously with the initial closing of the IPO of Inflection Point (the “IPO”), at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate. Each Private Placement Warrant was exercisable for one Class A ordinary share of Inflection Point and, following the Domestication, for one share of Common Stock, at a price of $11.50 per share (subject to adjustment). On December 1, 2025, all outstanding Private Placement Warrants were redeemed by the Company. Accordingly, as of the date of this Annual Report, there are no Private Placement Warrants outstanding.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 140

In connection with the Merger, the lock-up provisions of the letter agreement entered into by the Sponsor was superseded by the Sponsor Lock-Up Agreement (as defined below), pursuant to which the Sponsor and its permitted assigns agreed not to, without the prior written consent of our board of directors, prior to end of the Initial Common Stock Lock-up Period (as defined below), Transfer any Sponsor Lock-Up Shares (as defined below). The Sponsor and its permitted assigns also agreed not to, prior to the end of the Second Common Stock Lock-Up Period (as defined below), Transfer more than 50% of the Sponsor Lock-Up Shares in each case, without the prior written consent of our board of directors. In addition, the Sponsor agreed to not Transfer any warrants of the Company received upon conversion of private placement warrants in connection with the Domestication (or the shares of Common Stock issuable upon exercise of such warrants of Inflection Point, prior to the date that is 30 days after the Closing Date. The Sponsor Lock-Up Agreement provides for certain permitted Transfers, including but not limited to, Transfers to certain affiliates or family members, Transfers of shares acquired on the open market after the consummation of the Merger, subject to certain conditions, and the exercise of certain stock options and warrants. The Initial Common Stock Lock-Up Period ended on September 13, 2025. The Second Common Stock Lock-Up Period, as applied to the Sponsor, ended on November 11, 2025.

“Sponsor Lock-Up Agreement” means the lock-up agreement entered into by and between the Company and the Sponsor at Closing, pursuant to which the Sponsor and its permitted assigns agreed not to, prior to the date that is six (6) months after the Closing Date (the “Initial Common Stock Lock-Up Period”), (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, (a) any shares of Common Stock the Sponsor received upon conversion of the founder shares related to Inflection Point in connection with the Domestication (the “Sponsor Lock-Up Shares”), (ii) enter into any swap or other transfer arrangement in respect of the Sponsor Lock-Up Shares or (iii) take any other similar actions (the actions specified in the foregoing clauses (i) through (iii), collectively, “Transfer”) in each case, without the prior written consent of the Board). The Sponsor and its permitted assigns also agreed not to, prior to the date that is one (1) year after the Closing Date (the “Second Common Stock Lock-Up Period”) Transfer more than 50% of the Sponsor Lock-Up Shares in each case, without the prior written consent of the Board. In addition, the Sponsor agreed to not Transfer any Private Placement Warrants in connection with the Domestication (or the shares of Common Stock issuable upon exercise of such Private Placement Warrants), prior to the date that was 30 days after the Closing Date. The Sponsor Lock-Up Agreement provided for certain permitted transfers, including but not limited to, transfers to certain affiliates or family members, transfers of shares acquired on the open market after the consummation of the Business Combination, subject to certain conditions, or the exercise of certain stock options and warrants.

Related Party Loans

On August 13, 2024, to document existing and future Working Capital Loans, Inflection Point issued a Convertible Promissory Note to Michael Blitzer, Inflection Point’s Chairman and Chief Executive Officer, pursuant to which Inflection Point may borrow up to $2,500,000 from Mr. Blitzer, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Merger. As of June 30, 2025, no amounts were outstanding under the Convertible Promissory Note and the Convertible Promissory Note has been terminated.

Arrangements for Forgiveness of Convertible Promissory Note

On August 21, 2024, pursuant to the securities purchase agreement, dated August 21, 2024, by and between USARE OpCO and Mr. Blitzer, USARE OpCo issued 122,549 USARE Class A-2 Convertible Preferred Units of USARE OpCo (excluding accrued and unpaid payment-in-kind interest) and a warrant to purchase up to 31,250 USARE Class A Units in exchange for Mr. Blitzer’s forgiveness of the remaining 50% of the then-outstanding balance of the Convertible Promissory Note at Closing. Such 122,549 USARE Class A-2 Convertible Preferred Units (including accrued and unpaid payment-in-kind interest) and warrant to purchase up to 31,250 USARE Class A Units converted into 131,048 shares of Series A Preferred Stock (the “Blitzer Conversion Preferred Shares”) and a Preferred Investor Warrant to purchase 31,250 shares of Common Stock upon the closing of the Merger.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 141

On August 21, 2024, pursuant to the securities purchase agreement, dated August 21, 2024 (the “Blitzer Series A SPA”), by and among Inflection Point, USARE OpCo and Mr. Blitzer, Inflection Point agreed to issue at Closing, 104,167 shares of Series A Preferred Stock ($1,250,000 in Stated Value) to Mr. Blitzer in exchange for his forgiveness of 50% of the then-outstanding balance of the Convertible Promissory Note at Closing. On January 22, 2025, Inflection Point, Mr. Blitzer and USARE amended the Blitzer Series A SPA to provide that Inflection Point will issue to Mr. Blitzer, at Closing, a number of shares of Series A Preferred Stock equal to the number of Blitzer Conversion Preferred Shares (rather than a fixed 104,167 shares) in exchange for his forgiveness of 50% of the then-outstanding balance of the Convertible Promissory Note. The number of shares of Series A Preferred Stock issued at the Closing of the Merger pursuant to the Blitzer Series A SPA was 131,048.

Services and Indemnification Agreement

On May 24, 2023, Inflection Point entered into a Services and Indemnification Agreement with the Sponsor, The Venture Collective LLC, an affiliate of Inflection Point and one of its directors, Nicholas Shekerdemian (“TVC”), Peter Ondishin and Kevin Shannon, pursuant to which it pays TVC a total of $27,083.33 per month for the services of Peter Ondishin as chief financial officer of the Company and Kevin Shannon as chief of staff for the Company. On March 28, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the monthly fee paid to TVC, effective as of January 1, 2024, was reduced from $27,083 to (i) $17,708 for the period from January 1, 2024 to January 31, 2024 and (ii) $24,091 for the period starting February 1, 2024. On August 9, 2024, Inflection Point entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the monthly fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. On August 9, 2024, the Company entered into the Amendment to the Services and Indemnification Agreement pursuant to which, the monthly fee paid to TVC, effective as of April 1, 2024, was reduced from $24,091 to $18,882 for the period starting April 1, 2024. The Monthly Fee was further reduced from $18,882 to $14,746 for the period starting September 1, 2024. On November 8, 2024, the Company entered into the Third Amendment to the Services and Indemnification Agreement pursuant to which, the monthly fee paid to TVC, effective as of November 1, 2024, was reduced from $14,746 to $7,373 for the period starting October 1, 2024. Upon completion of the Merger, the Company ceased paying the Monthly Fee. For the year ended December 31, 2024 and for the period from March 6, 2023 (inception) through December 31, 2023, the Company incurred $204,541 and $196,806 for these services, respectively.

Series A SPA

Inflection Point Fund agreed to purchase 759,804 shares of Series A Preferred Stock and Preferred Investor Warrants to purchase 759,804 shares of Common Stock at an initial exercise price of $12.00, subject to adjustment, for an aggregate purchase price of $9,117,648, in the Series A Preferred Stock Investment. However, on February 3, 2025, Inflection Point Fund pre-funded the Series A Preferred Stock Investment by purchasing an aggregate of 833,333 additional USARE Class A-2 Convertible Preferred Units and a USARE Class A Preferred Investor Warrant exercisable for an aggregate of 833,333 USARE Class A Units. Pursuant to the Series A SPA Termination Agreement, upon the pre-funding of the Series A Preferred Stock Investment, the Series A SPA was terminated.

On March 11, 2025, Inflection Point entered into that certain securities purchase agreement with Inflection Point Fund, an affiliate of Michael Blitzer and the Sponsor, pursuant to which, at the Closing, Inflection Point Fund purchased 294,118 shares of Series A Preferred Stock and a Preferred Investor Warrant initially exercisable for 294,118 shares for an aggregate purchase price of $3,000,000.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 142

Inflection Point’s Policy for Approval of Related Party Transactions

The audit committee of the Inflection Point’s board of directors had adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions”. Under such policy, a “related party transaction” was any consummated or proposed transaction or series of transactions: (i) in which Inflection Point was or was to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of Inflection Point’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy included: (i) Inflection Point’s directors, nominees for director or executive officers or any person who has served in any of such roles since the beginning of the most recent fiscal year; (ii) any record or beneficial owner of more than 5% of any class of Inflection Point’s voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee was to consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction was on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravened Inflection Point’s code of ethics or other policies, (iv) whether the audit committee believed the relationship underlying the transaction to be in the best interests of Inflection Point and its shareholders, and (v) the effect that the transaction might have on a director’s status as an independent member of the Inflection Point Board and on his or her eligibility to serve on Inflection Point board’s committees. Each director, director nominee and executive officer of Inflection Point, as applicable, was required to present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, Inflection Point was permitted to consummate related party transactions only if its audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy did not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Seventh A&R Company Operating Agreement

In connection with the Merger, USARE OpCo amended and restated its operating agreement by adopting the A&R Operating Agreement. The A&R Operating Agreement, among other things, permits the issuance and ownership of the units of USARE OpCo as contemplated to be issued and owned upon consummation of the Merger and admits the Company as the manager of USARE OpCo.

A&R Registration Rights Agreement

Prior to the Closing of the Merger, the holders of the founder shares, private placement warrants and the Class A ordinary shares underlying such private placement warrants had registration rights to require Inflection Point to register a sale of any of Inflection Point’s securities held by them at the time of the IPO and any other securities of Inflection Point acquired by them prior to the consummation of Inflection Point’s initial business combination pursuant to a registration rights agreement signed on May 24, 2023. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities.

In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of Inflection Point’s initial business combination. The Company was required to bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing, we, the Sponsor, Michael Blitzer, Inflection Point Fund, certain former USARE OpCo members and other parties thereto entered into an amended and restated registration rights agreement, pursuant to which, among other things, the “Holders” party thereto were granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to our securities that they hold following the Merger.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 143

USARE Related Person Transactions

Recent Investment by Fund Associated with a Director

Michael Blitzer, the Chairman of our Board, is a member of the investment committee of Inflection Point Freedom Fund LP (“IP Freedom Fund”), one of our recent PIPE investors. Kevin Shannon, an advisor to our Board, also is a member of the investment committee of IP Freedom Fund. As described in further detail in the section titled “Beneficial Ownership of Securities,” Mr. Blitzer has beneficial ownership of certain of our securities, including as the sole managing member of Inflection Point Holdings II LLC. Mr. Blitzer and Mr. Shannon are each members of IP Freedom Fund’s general partner and special limited partner. IP Freedom Fund’s general partner is entitled to receive a performance allocation on IP Freedom Fund’s gains and IP Freedom Fund’s general partner is entitled to receive a one-time set-up fee in the amount of approximately $1,300,000. David Kronenfeld, our General Counsel and a holder of certain of our securities as described in further detail in the sections titled “Beneficial Ownership of Securities,” and “Executive Compensation”, is a limited partner of IP Freedom Fund. IP Freedom Fund purchased 13,955,000 shares of Common Stock in a PIPE, for an aggregate purchase price of $300,032,500. IP Freedom Fund invested in such PIPE on the same terms as the other PIPE investors. The price per share of $21.50, the other terms of the PIPE and the investor allocations in the PIPE were approved by a pricing committee of our Board comprised solely of disinterested directors following a customary private placement process led by the placement agents. Mr. Blitzer, Mr. Shannon and Freedom Fund did not participate in negotiating the transaction documents for the PIPE. Pursuant to our related-party transaction policy, and in accordance with applicable law, our audit committee approved IP Freedom Fund’s participation and allocation in such PIPE prior to the Company’s entry into the PIPE SPA.

Arrangement with an Immediate Family Member of a member of the Board of Managers

Thayer Smith, the spouse, of our former director, Tready Smith, and former President of USARE OpCo, entered into an agreement between USARE OpCo, Mr. Smith and Bayshore Capital Holdings Group, LLC, of which Mr. Smith and Ms. Smith are beneficial owners, dated December 1, 2022, regarding his transition from President of USARE OpCo. Pursuant to the agreement, Bayshore Capital Holdings Group, LLC is entitled to a payment equal to $766,665 on the closing of certain subsequent financings. USARE OpCo determined that this payment was payable to Bayshore Capital Holdings Group, LLC (and thereby to Mr. Smith and Ms. Smith) in connection with the Closing.

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

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 144

Statement of Policy Regarding Transactions with Related Persons

Upon the Closing of the Merger, we adopted a new formal written policy providing that related parties, defined to be the Company’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of our audit committee, subject to certain exceptions and customary standing pre-approvals. For purposes of the policy, a related party transaction includes any transaction, arrangement, relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (i) the aggregate amount involved will or may be expected to exceed $120,000, (ii) the Company or any of its subsidiaries is a participant (whether or not a party); and ay related person has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

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

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Michael Blitzer, Mordechai Gutnick, Paul Kern, Otto Schwethelm, Michael Senft, Thomas Caulfield and Carolyn Trabuco do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with the Company, and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the director’s beneficial ownership of our securities.

Item 14 — Principal Accounting Fees and Services

HORNE LLP (“HORNE”) was the independent registered public accounting firm for USARE, LLC, which is the accounting predecessor to the Company. On April 23, 2025, after closing the Merger, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) approved the dismissal of UHY LLP and the engagement of HORNE as the Company’s independent registered public accounting firm. Effective as of November 1, 2025, the partners and professional staff of HORNE joined BDO USA, P.C. (“BDO”). As a result of this transaction, HORNE resigned as the Company’s independent registered public accounting firm effective as of November 1, 2025 and the Company, through and with the approval of the Audit Committee, appointed BDO as its independent registered public accounting firm.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 145

The following table sets forth the aggregate fees billed by HORNE to USARE LLC for the fiscal year ended December 31, 2024 and by HORNE and BDO to USARE LLC and the Company for the fiscal year ended December 31, 2025.

	2024	2025
Audit Fees (1)	$221,525	$448,503

(1)Audit fees consist of fees for services performed in connection with our IPO, review of the financial information included in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the respective periods, and auditor consents.

Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm

The Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of the Audit Committee were approved by the Company’s Board of Directors. Since the formation of the Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 146

PART IV

Item 15 — Exhibits and Financial Statement Schedules

Financial Statements

(a)The following documents are included as part of this Annual Report on Form 10-K:
(1)Financial Statements. The financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
(2)Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements, the Notes thereto, or in the Exhibits listed under Item 15(a)(3).
(3)Exhibits required by Item 601 of Regulation S-K.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of August 21, 2024, by and among Inflection Point Acquisition Corp. II, LLC, IPXX Merger Sub, LLC and USA Rare Earth, LLC.	S-4/A	333-283181	2.1	2/13/2025
2.2	Amendment No. 1 to Business Combination Agreement, dated as of November 11, 2024, by and among Inflection Point Acquisition Corp. II, LLC, IPXX Merger Sub, LLC and USA Rare Earth, LLC.	S-4/A	333-283181	2.2	2/13/2025
2.3†	Amendment No. 2 to Business Combination Agreement, dated as of January 30, 2025, by and among Inflection Point Acquisition Corp. II, LLC, IPXX Merger Sub, LLC and USA Rare Earth, LLC.	S-4/A	333-283181	2.4	2/13/2025
2.4	Contribution Agreement by and between USA Rare Earth, LLC, Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021.	S-4/A	333-283181	2.6	2/13/2025
2.5	Certificate of Merger of IPXX Merger Sub, LLC with and into USA Rare Earth, LLC.	8-K	001-41711	2.4	3/19/2025
2.6	Plan of Domestication	8-K	001-41711	2.5	3/19/2025
2.7†	Share Purchase Agreement, dated as of September 26, 2025, by and among USA Rare Earth, Inc., Laconia Acquisition Sub Limited, Indian Ocean Rare Metals Pte Ltd, the shareholders of Indian Ocean Rare Metals Pte Ltd and Grant Smith, solely in his capacity as the sellers’ representative.	8-K	001-41711	2.1	9/29/2025
2.8†	Agreement and Plan of Merger, dated March 4, 2026, by and among USAR, TMRC and Merger Subs.	8-K	001-41711	2.1	3/5/2026
3.1	Certificate of Corporate Domestication of USA Rare Earth, Inc.	8-K	001-41711	3.1	3/19/2025
3.2	Certificate of Incorporation of USA Rare Earth, Inc.	8-K	001-41711	3.2	3/19/2025
3.3	Bylaws of USA Rare Earth, Inc.	8-K	001-41711	3.3	3/19/2025
3.4	USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock.	8-K	001-41711	3.4	3/19/2025
3.5	Certificate of Amendment, dated May 1, 2025, to USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock.	8-K	001-41711	3.2	5/5/2025
3.6	Certificate of Amendment, dated January 26, 2026, USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock.	8-K	0001-41711	3.1	1/26/2026
4.1	Warrant Agreement, dated May 24, 2024, by and between Inflection Point Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-41711	4.1	5/30/2023
4.2	Specimen Common Stock Certificate of USA Rare Earth, Inc.	S-4/A	333-283181	4.5	2/13/2025
4.3	Specimen Warrant Certificate of USA Rare Earth, Inc.	8-K	001-41711	4.2	3/19/2025
4.4	Form of Warrant issued to each Series A Investor.	8-K	001-41711	4.4	3/19/2025
4.5*	Description of the Registrant’s Securities.
4.6	Form of Waiver to Warrants issued to Series A Investors and PIPE Investors.	8-K	001-41711	4.5	5/5/2025
4.7	Common Stock Purchase Warrant, dated May 2, 2025	8-K	001-41711	4.1	5/5/2025
4.8	Pre-Funded Common Stock Purchase Warrant, dated May 2, 2025	8-K	001-41711	4.2	5/5/2025
4.9	Form of Warrant issued to PIPE Investors.	10-Q	001-41711	4.2	5/15/2025
4.10	Form of Amendment to Warrants issued to Series A Investors and Closing PIPE Investors.	8-K	001-41711	4.1	1/26/2026
10.1	Services and Indemnification Agreement, dated May 24, 2023, by and among Inflection Point, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon.	8-K	001-41711	10.6	5/30/2023
10.2	Amendment to Services and Indemnification Agreement, dated March 28, 2024, by and among Inflection Point, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon.	10-K	001-41711	10.7	4/2/2024
10.3	Second Amendment to Services and Indemnification Agreement, dated August 13, 2024, by and among the Company, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon.	8-K	001-41711	10.1	8/14/2024
10.4	Third Amendment to Services and Indemnification Agreement, dated November 8, 2024, by and among the Company, Inflection Point Holdings II LLC, The Venture Collective LLC, Peter Ondishin and Kevin Shannon.	8-K	001-41711	10.1	11/14/2024
10.5	Metal Sales and Tolling Framework Agreement, dated as of March 18, 2024, by and between Australian Strategic Materials Limited and USA Rare Earth, LLC.	S-4/A	333-283181	10.7	2/13/2025
10.6	Offer of Employment by and between David Kronenfeld and USA Rare Earth, LLC dated March 14, 2021.	S-4/A	333-283181	10.13	2/13/2025
10.7	Addendum to the David Kronenfeld Offer of Employment dated November 6, 2024.	S-4/A	333-283181	10.14	2/13/2025
10.8	Offer of Employment by and between Steve Ridge and USA Rare Earth, LLC dated March 17, 2023.	S-4/A	333-283181	10.15	2/13/2025
10.9	Addendum to the Steve Ridge Offer of Employment dated May 14, 2024.	S-4/A	333-283181	10.16	2/13/2025
10.10	Letter Agreement by and among Bayshore Capital Holdings Group, LLC, Thayer Smith and USA Rare Earth, LLC dated December 1, 2022.	S-4/A	333-283181	10.17	2/13/2025
10.11	Separation and Release Agreement by and between USA Rare Earth, LLC and Thomas J. Schneberger, Jr. dated April 30, 2024.	S-4/A	333-283181	10.18	2/13/2025
10.12	Employment Agreement by and between USA Rare Earth, LLC and Joshua Ballard dated December 16, 2024.	S-4/A	333-283181	10.19	2/13/2025
10.13	Employment Agreement by and between USA Rare Earth, LLC and Chris Boling dated October 24, 2024.	S-4/A	333-283181	10.20	2/13/2025
10.14	Separation and Release Agreement by and between USA Rare Earth, LLC and Effie Simanikas dated March 30, 2024.	S-4/A	333-283181	10.21	2/13/2025
10.15
Surface Lease SL 20040002 between the State of Texas and Sentinel Mountain Associates, L.P. dated November 19, 2003, as assigned via the Assignment and Assumption Agreement of Surface Lease 20040002 by and among Sentinel Mountain Associates, L.P., Southwest Range Wildlife Foundation and the State of Texas dated December 27, 2005, the Assignment and Assumption Agreement of Surface Lease 20040002 by and among Southwest Range Wildlife Foundation, Texas Rare Earth Resources Corp. and the State of Texas, dated March 6, 2013 and the Memorandum of Assignment and Assumption Agreement (Surface Lease) by and between Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021.
		S-4/A	333-283181	10.25	2/13/2025
10.16	Ground Water Lease SL20150003 between the State of Texas and Texas Rare Earth Resources Corp. dated August 1, 2014 as assigned by the Memorandum of Assignment and Assumption Agreement (Ground Water Lease) by and between Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021.	S-4/A	333-283181	10.26	2/13/2025
10.17	Mining Lease Agreement M-113117 (860 acres), dated September 2, 2011 between the State of Texas and Texas Rare Earth Resources Corp, as amended by the First Amendment to Mining Lease No. M-113117 dated January 26, 2012, Second Amendment to Mining Lease No. M-113117 dated March 29, 2012 and Third Amendment to Mining Lease no. M-1131117 dated October 3, 2022.	S-4/A	333-283181	10.27	2/13/2025
10.18	Mining Lease Agreement M-113629 (90 acres), dated November 1, 2011, between the State of Texas and Texas Rare Earth Resources Corp.	S-4/A	333-283181	10.28	2/13/2025
10.19	Memorandum of Assignment and Assumption Agreement (Mining Leases) by and between Texas Mineral Resources Corp. and Round Top Mountain Development, LLC dated May 17, 2021.	S-4/A	333-283181	10.29	2/13/2025
10.20	Assignment and Assumption of Employment Agreement, dated as of March 12, 2025, by and between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II), USA Rare Earth, LLC and William Robert Steele Jr.	8-K	001-41711	10.1	3/17/2025
10.21	Employment Agreement, effective as of March 24, 2025, between USA Rare Earth, Inc. and William Robert Steele Jr.	8-K	001-41711	10.2	3/17/2025
10.22	Assignment and Assumption of Employment Agreement, dated as of March 12, 2025, by and between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II), USA Rare Earth, LLC and Joshua Ballard.	8-K	001-41711	10.32	3/19/2025
10.23+	USA Rare Earth, Inc. 2024 Omnibus Incentive Plan.	8-K	001-41711	10.35	3/19/2025
10.24+	Form of Restricted Stock Unit Agreement	8-K	001-41711	10.36	3/19/2025
10.25+	Termination Agreement, dated as of March 13, 2025, between USA Rare Earth, Inc. (f/k/a Inflection Point Acquisition Corp. II) and Michael Blitzer.	8-K	001-41711	10.37	3/19/2025
10.26+	Form of Restricted Stock Agreement.	8-K	001-41711	10.39	3/19/2025
10.27+	Form of Indemnification Agreement.	8-K	001-41711	10.40	3/19/2025
10.28	Amended and Restated Registration Rights Agreement, dated as of March 13, 2025, by and among USA Rare Earth, Inc., Inflection Point Holdings II LLC and certain other holders of USA Rare Earth, Inc.	10-K	001-41711	10.1	3/31/2025
10.29	Seventh Amended and Restated Operating Agreement of USA Rare Earth, LLC.	10-K	001-41711	10.38	3/31/2025
10.30+	Separation Agreement between USA Rare Earth, Inc. and Steve Ridge, dated July 5, 2025.	8-K	001-41711	10.1	7/9/2025
10.31	Severance and Change of Control Protection Plan	10-Q	001-41711	10.3	8/11/2025
10.32	Form of RSU Agreement for Officers and Employees	10-Q	001-41711	10.4	8/11/2025
10.33	Form of RSU Agreement for Certain Officers and Employees	10-Q	001-41711	10.5	8/11/2025
10.34	Form of RSU Agreement for Directors	10-Q	001-41711	10.6	8/11/2025
10.35	Registration Rights Agreement, dated as of September 29, 2025, by and between USA Rare Earth, Inc. and the investor named therein.	8-K	001-41711	10.2	9/29/2025
10.36†	Securities Purchase Agreement, dated as of September 24, 2025, by and between USA Rare Earth, Inc. and the investor named therein.	8-K	001-41711	10.1	9/29/2025
10.37	Registration Rights Agreement, dated as of November 18, 2025, by and among the Company and the holders party thereto.	8-K	001-41711	10.2	9/29/2025
10.38†	Employment Agreement, dated as of September 28, 2025, by and between USA Rare Earth, Inc. and Barbara Humpton.	10-Q	001-41711	10.5	11/6/2025
10.39	Separation Agreement between USA Rare Earth, Inc. and Joshua Ballard, effective October 1, 2025.	10-Q	001-41711	10.6	11/6/2025
10.40	Registration Rights Agreement, dated as of November 18, 2025, by and among USA Rare Earth, Inc., Laconia Acquisition Sub Limited, Indian Ocean Rare Metals Pte Ltd, the shareholders of Indian Ocean Rare Metals Pte Ltd and Grant Smith, solely in his capacity as the sellers’ representative.	8-K	001-41711	10.1	11/18/2025
10.41	Form of Securities Purchase Agreement, dated as of January 26, 2026, by and among the Company and the Purchasers party thereto.	8-K	001-41711	10.1	1/26/2026
10.42	Form of Registration Rights Agreement, dated as of January 26, 2026, by and among the Company and the holders party thereto.	8-K	001-41711	10.2	1/26/2026
10.43	Form of Voting and Support Agreement.	8-K	001-41711	10.1	3/5/2026
10.44	Agreement and Plan of Merger, dated March 4, 2026, by and among USA Rare Earth, Inc., Texas Mineral Resources Corp, Hamer Merger Sub, Inc. and Hamer Merger Sub, LLC.	8-K	001-41711	2.1	3/5/2026
10.45*	Employment Agreement by and between USA Rare Earth, Inc. and Valerie Jacob
16.1	Letter Regarding Change in Accountants.	S-4/A	333-283181	16.1	2/13/2025
16.2	Letter Regarding Change in Accountants.	8-K	001-41711	16.1	4/25/2025
16.3	Letter Regarding Change in Accountants.	8-K	001-41711	16.1	11/6/2025
19.1	USA Rare Earth, Inc. Insider Trading Policy.	10-K	001-41711	19	3/31/2025
21.1*	List of Subsidiaries of USA Rare Earth, Inc.
23.1*	Consent of BDO USA, P.C. (formerly, Horne, LLP)
24.1*	Power of Attorney (included on the signature page to the Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	USA Rare Earth, Inc. Clawback Policy.	10-K	001-41711	97.1	3/31/2025
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    Furnished herewith.
†    The annexes schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
#    The Registrant has redacted provisions or terms of this exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the exhibit have been redacted, this exhibit includes a prominent statement on the first page of the exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
+    Management contract or compensatory plan or arrangement.

Item 16 — Form 10-K Summary

None.

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 147

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 2026.

USA RARE EARTH, INC.

By:	/s/ BARBARA HUMPTON
Name:	Barbara Humpton
Title:	Chief Executive Officer and Director

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 148

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barbara Humpton and William Robert Steele Jr., his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BARBARA HUMPTON	Chief Executive Officer	March 30, 2026
Barbara Humpton	(Principal Executive Officer)

/s/ WILLIAM ROBERT STEELE JR.	Chief Financial Officer	March 30, 2026
William Robert Steele Jr.	(Principal Financial and Accounting Officer)

/s/ MICHAEL BLITZER	Chairman	March 30, 2026
Michael Blitzer

/s/ TOM CAULFIELD	Director	March 30, 2026
Tom Caulfield

/s/ MORDECHAI GUTNICK	Director	March 30, 2026
Mordechai Gutnick

/s/ PAUL KERN	Director	March 30, 2026
Paul Kern

/s/ OTTO SCHWETHELM	Director	March 30, 2026
Otto Schwethelm

/s/ MICHAEL SENFT	Director	March 30, 2026
Michael Senft

/s/ CAROLYN TRABUCO	Director	March 30, 2026
Carolyn Trabuco

USA Rare Earth, Inc. | 2025 Annual Report (Form 10-K) | 149