Form 10-Q
period 2026-03-31
USA Rare Earth, Inc.
filed 2026-05-14
CIK 1970622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
As of May 7, 2026, there were 223,035,366 shares of the registrant’s Common Stock outstanding, $0.0001 par value, and 1,224,351 shares of 12% Series A Cumulative Convertible Preferred Stock, $0.0001 par value.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our future results of operations or financial condition, business strategies, and expectations for our business and industry. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are reasonable when made, we cannot assure you that we will achieve or realize these plans or expectations. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “intend,” “may,” “outlook,” “plan,” “potential,” “pursue,” “should,” “subject to,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•the proposed acquisition of Serra Verde Group (“Serra Verde”), the expected timing and completion of the SVG acquisition, the expected benefits of the acquisition including anticipated financial results and synergies, the integration of Serra Verde’s operations, projections regarding Serra Verde’s business and the combined company’s business, and the combined company’s ability to achieve positive cash flow;
•consummation of the Carester SAS (“Carester”) and Texas Mineral Resources Corp. (“TMRC”) transactions and the expected benefits from these transactions;
•development of our magnet production facility, including the timing of expected production milestones and associated costs;
~~•~~the ability to realize the benefits expected from the acquisition of Less Common Metals Ltd. (the “LCM Acquisition”);
•the ability to complete and realize the anticipated benefits of the Expected U.S. Government Transaction (as defined below);
•demand for magnets from our production facility once it is operational;
•the opportunity, size and growth rates of the rare earth element (“REE”) market and market for related magnets;
•access to and ability to process raw materials for magnet production, including through swarf processing and development of the Round Top Project, which consists of our operations and rights related to Round Top Mountain and the Round Top Mountain heavy rare earth element (“HREE”) metals deposit (“Round Top Project,” and together with the Stillwater Facility, our “Projects”);
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

These forward-looking statements are based on information available as of the date of this Quarterly Report and our management team’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control. Accordingly, forward-looking statements should not be relied upon as representing our management team’s views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to materially differ include, but are not limited to the risks below, which also serve as a summary of the principal risks of an investment in our securities:

•The proposed transactions with Serra Verde, Carester and TMRC may not be consummated on their anticipated timelines or at all, and failure to complete the transactions could adversely affect our business, financial condition, and results of operations.
•We may not realize the anticipated benefits of our proposed and prior acquisitions and transactions, including transactions with Serra Verde, Carester and TMRC, including expected synergies, financial performance, estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, in the case of Serra Verde, integration of operations, on the anticipated timeline or at all.
•Our magnet manufacturing facility in Stillwater, Oklahoma (“Stillwater Facility”) has recently been commissioned; however, we have not commenced commercial production and selling sintered neodymium-iron-boron (“NdFeB”) permanent magnets (also referred to as neo magnets), and we have no history in commercial magnet-making operations and the lack of commercial operations limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.
~~•~~The Round Top Project is at the exploration stage and we have not commenced construction or commission of the mine nor related facilities, and the development of the Round Top Project into a producing mine is subject to a variety of risks, any number of which may cause the development of the Round Top Project into a producing mine to not occur, be delayed, or not result in the commercial extraction of minerals.
•We may experience time delays, unforeseen expenses, increased capital costs, and other complications in operating our business, which could delay the start of revenue-generating activities and increased revenues, and increase development costs.
•Until our Round Top Project is capable of satisfying our feedstock needs, if ever, our business is subject to the availability of rare earth oxide and metal feedstock, in quantities and prices that allow us to develop and commercially operate our Stillwater Facility.
•The production of neo magnets and manufacturing of strip-cast and alloy are capital-intensive and require the commitment of substantial resources; if we do not have sufficient capital or other resources necessary to provide for such production and manufacturing, it could negatively impact our business.
•We will need to manufacture our products to exacting specifications in order to provide customers with a consistently high-quality product. An inability to meet customer specifications would negatively impact our business.
•We may be adversely affected by fluctuations in demand for, and prices of our products.
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
•An increase in the global supply of neo magnets or dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.
•We operate in a highly competitive industry in a high demand and growth environment and additional manufacturing, refining and mining competitors could result in a reduction in revenue.
•Geopolitical developments or disruptions, such as changes in the political environment, export/import or environmental policy of the People’s Republic of China (“China”), the United States (“U.S.”) or other countries in which we operate or sell product or otherwise, may adversely affect our business.
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
•We may fail to realize all of the anticipated benefits of the Less Common Metals acquisition, including the anticipated acceleration of our mine-to-magnet strategy, on the anticipated timeline, or at all.
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
•We are subject to the risks of war, terrorism, natural disasters or public health emergencies.
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
•The other factors described in “Part II, Item 1A” in this Quarterly Report.

Additional risks and detailed information regarding factors that may cause actual results to differ materially has been and will be included in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent filings.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q)

USA RARE EARTH, INC.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

USA Rare Earth, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,749,644	$359,925
Accounts receivable	5,691	3,764
Inventories	28,430	18,535
Prepaid expenses and other current assets	6,621	3,151
Total current assets	1,790,386	385,375
Property, plant and equipment, net	118,967	86,449
Mineral interests	17,339	17,339
Goodwill	134,848	134,848
Other intangible assets, net	67,255	68,612
Equipment deposits	5,364	1,879
Operating lease right-of-use assets	473	321
Other non-current assets	207	176
Total assets	$2,134,839	$694,999
LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$17,084	$11,069
Accrued liabilities	21,360	14,073
Contract liabilities	10,377	10,500
Note payable	—	1,849
Finance leases, current	286	283
Operating leases, current	232	137
Total current liabilities	49,339	37,911
Deferred grant income	8,414	8,200
Finance leases, non-current	519	592
Operating leases, non-current	244	185
Earnout liability	145,080	108,671
Warrant liability	26,491	19,534
Deferred tax liability	16,179	16,715
Total liabilities	246,266	191,808
Commitments and contingencies (Note 5)
Mezzanine equity
12% Series A Cumulative Convertible Preferred Stock subject to possible redemption	9,614	8,905
Total mezzanine equity	9,614	8,905
Stockholders' equity
Common stock	22	15
Accumulated other comprehensive (loss) income	(200)	130
Additional paid-in capital	2,332,912	879,848
Accumulated deficit	(454,349)	(387,360)
Non-controlling interest	574	1,653
Total stockholders' equity	1,878,959	494,286
Total liabilities, mezzanine equity, and stockholders' equity	$2,134,839	$694,999

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 1

USA Rare Earth, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share)
Revenue	$5,698	$—
Cost of revenue	5,592	—
Gross profit	106	—

Operating expenses:
Selling, general and administrative	21,175	7,029
Research and development	14,249	1,689
Amortization of intangible assets	1,357	—
Total operating expenses	36,781	8,718
Loss from operations	(36,675)	(8,718)

Other (expense) income, net:
Interest and dividend income	11,970	187
Grant income	206	—
(Loss) gain on fair market value of financial instruments, net	(43,553)	60,300
Interest expense and other loss, net	(593)	(87)
Total other (expense) income, net	(31,970)	60,400
(Loss) income before income taxes	(68,645)	51,682
Benefit from income taxes	(577)	—
Net (loss) income	(68,068)	51,682
Net loss attributable to non-controlling interest	(1,079)	(150)
Net (loss) income attributable to USA Rare Earth, Inc.	$(66,989)	$51,832

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(330)	—
Comprehensive (loss) income attributable to USA Rare Earth, Inc.	$(67,319)	$51,832

Net (loss) income per share attributable to USA Rare Earth, Inc.:
Basic	$(0.34)	$0.75
Diluted	(0.34)	0.58

Number of shares used in per share calculations:
Basic	196,479	64,463
Diluted	196,479	83,079

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 2

USA Rare Earth, Inc.
Condensed Consolidated Statements of Mezzanine Equity

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(In thousands)
12% Series A Cumulative Convertible Preferred Stock
Beginning balance	1,224	$8,905	2,739	$21,173
USARE LLC Convertible Preferred unit dividends	—	—	84	1,082
Issuance of preferred stock, net of issuance costs	—	—	2,279	11,745
Shares issued in reverse recapitalization	—	—	131	1,527
Deferred offering costs	—	—	—	(3,237)
Deemed dividend and accretion to redemption value	—	709	—	107
Ending balance	1,224	$9,614	5,233	$32,397

Subscription Receivable
Beginning balance		$—		$(1,250)
Shares issued in reverse recapitalization		—		1,250
Ending balance		$—		$—

Total Mezzanine Equity
Beginning balance	1,224	$8,905	2,739	$19,923
Ending balance	1,224	9,614	5,233	32,397

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 3

USA Rare Earth, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(In thousands)
Common Stock
Beginning balance	148,055	$15	60,091	$6
USARE LLC Convertible Preferred unit dividends	—	—	182	—
Shares issued in reverse merger recapitalization	—	—	21,679	2
Investor warrants exercised	10	—	—	—
PIPE financing	69,767	7	—	—
Other issuances	144	—	—	—
Ending balance	217,976	$22	81,952	$8

Additional Paid-In Capital
Beginning balance		$879,848		$104,244
Equity-based compensation		4,939		241
Deemed dividend - preferred accretion to redemption value		(709)		(107)
Warrant exercises		255		—
PIPE financing		1,499,993		—
PIPE financing costs		(51,003)		—
Earnout liability		—		(99,639)
Forward purchase agreement		—		(219)
Transaction bonus		—		841
Extinguishment of note payable		—		1,506
Reverse recapitalization		—		(6,843)
Other		(411)		—
Ending balance		$2,332,912		$24

Accumulated Other Comprehensive Loss
Beginning balance		$130		$—
Translation adjustment		(330)		—
Ending balance		$(200)		$—

Subscription Receivable
Beginning balance		$—		$—
Forward purchase agreements prepayment		—		(20,389)
Early termination of forward purchase agreements		—		3,271
Accretion of forward purchase agreements		—		(69)
Ending balance		$—		$(17,187)

Accumulated Deficit
Beginning balance		$(387,360)		$(72,872)
Shares issued in reverse merger recapitalization		—		(16,954)
Net (loss) income attributable to USA Rare Earth, Inc.		(66,989)		51,832
Ending balance		$(454,349)		$(37,994)

Non-Controlling Interest
Beginning balance		$1,653		$2,643
Net loss attributable to non-controlling interest		(1,079)		(150)
Ending balance		$574		$2,493

Total Stockholders’ Equity (Deficit)
Beginning balance	148,055	$494,286	60,091	$34,021
Ending balance	217,976	1,878,959	81,952	(52,656)

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 4

USA Rare Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(68,068)	$51,682
Adjustments to reconcile net (loss) income to cash used in operating activities
Equity-based compensation expense	4,939	1,282
Depreciation	629	27
Amortization of other intangible assets	1,357	—
Amortization of right of use assets	118	38
Loss (gain) on fair market value of financial instruments	43,553	(60,300)
Other non-cash adjustments	56	84
Changes in operating assets and liabilities:
Accounts receivable	(1,927)	—
Inventories	(4,720)	—
Prepaid and other assets	(2,984)	(1,350)
Accounts payable	5,273	(1,609)
Accrued and other liabilities	3,818	(152)
Deferred tax liability	(536)	—
Contract liabilities	(123)	—
Lease liability	(55)	(31)
Deferred grants	214	—
Net cash used in operating activities	(18,456)	(10,329)

Cash flows from investing activities:
Capital expenditures and equipment deposits	(38,641)	(3,050)
Net cash used in investing activities	(38,641)	(3,050)

Cash flows from financing activities:
Proceeds from issuance of USARE LLC Preferred units	—	23,250
Payment of issuance cost for USARE LLC Preferred units	—	(400)
IPXX contribution of capital through merger	—	22,867
Prepayment of Forward Purchase Agreements	—	(20,789)
Proceeds from termination of Forward Purchase Agreements	—	3,322
Payment of securities issuance costs	(51,003)	(8,281)
Proceeds from issuance of common stock under PIPE financing	1,500,000	—
Proceeds from exercise of warrants	68	—
Repayment of revolving credit facility	(1,849)	—
Financed leases	(70)	—
Net cash provided by financing activities	1,447,146	19,969

Effect of exchange rate differences on cash and cash equivalents	(330)	—

Net change in cash and cash equivalents	1,389,719	6,590
Cash and cash equivalents, beginning of year	359,925	16,761
Cash and cash equivalents, end of period	$1,749,644	$23,351

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$—
Purchases of property and equipment in accounts payable and other accrued liabilities	7,965	—
USARE LLC Convertible Preferred unit dividends	—	3,042
Finance right of use assets obtained in exchange for finance lease liabilities	—	1,233
Non-cash lease liabilities arising from obtaining right of use assets	209	427

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 5

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

USA Rare Earth, Inc. (collectively with its subsidiaries, the “Company,” “USARE,” “we,” “us,” or “our”) is building a leading global rare earth value chain, from mine to magnet and beyond. The Company intends to secure, reshore, and grow the materials intelligence and production technologies required to stand up a resilient rare earth industry. This advanced industrial operating system should strengthen supply-chain security for the national defense, manufacturing and technology of the United States (“U.S.”) and its allies. The Company’s plan is to build an integrated platform to encompass the entire rare earth value chain: extraction and separation of rare earth oxides; conversion of oxides into metals, alloys and strip-cast; and production of sintered neodymium-iron-boron (“NdFeB”) permanent magnets, which the Company refers to as neo magnets. This capability should address the supply-chain vulnerabilities created by China’s current dominance of rare earth processing, and metal and magnet manufacturing.

During the year ended December 31, 2025, the Company completed two significant transactions: a business combination and an acquisition.

On March 13, 2025, the Company consummated a business combination with USA Rare Earth, LLC pursuant to a Business Combination Agreement with Inflection Point Acquisition Corp. II, as a result of which the Company became a publicly traded corporation listed on Nasdaq under the symbol “USAR.” The transaction was accounted for as a reverse recapitalization, with USA Rare Earth, LLC treated as the accounting acquirer. The historical financial statements of USA Rare Earth, LLC became the historical financial statements of the Company upon consummation of the merger. As a result, the financial statements in this quarterly report reflect (i) the historical operating results of USA Rare Earth, LLC prior to the merger; (ii) the combined results of Inflection Point Acquisition Corp. II and USA Rare Earth, LLC following the close of the merger; (iii) the assets and liabilities of USA Rare Earth, LLC at their historical cost; and (iv) USA Rare Earth, LLC’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

On November 18, 2025, the Company acquired Indian Ocean Rare Metals Pte. Ltd., the parent of Less Common Metals Ltd. (“Less Common Metals”), a rare earth metal and alloy manufacturer based in Cheshire, United Kingdom. The acquisition was accounted for as a business combination and the results of Less Common Metals have been included in the Company’s consolidated financial statements beginning on the acquisition date.

For a complete description of both transactions, including the purchase price allocation, assets acquired, liabilities assumed, and related accounting policies, refer to Note 2, “Merger Transaction and Acquisition,” of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on March 30, 2026.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The December 31, 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements and does not include all disclosures, including notes, required by GAAP; however, the Company believes the disclosures included are adequate to make the information presented not misleading. The March 31, 2026 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2025 Annual Report.

The unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 6

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. References to a year refer to the Company’s fiscal years ended on December 31 of the specified year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, as well as variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of expenses during the reporting period. Significant estimates include goodwill and other intangible assets arising from business combinations, asset and liability valuations, including earnout and warrant liabilities, deferred taxes and related valuation allowances, and other fair value measurements. These estimates involve inherent uncertainties and the exercise of judgment; therefore, actual results could differ materially from those estimates if assumptions or underlying circumstances change.

Significant Accounting Policies

For a detailed description of the Company’s Significant Accounting Policies, please refer to the Company’s 2025 Annual Report.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures that disaggregate income statement expense line items, including (i) the amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) a qualitative description of costs and expenses not disaggregated quantitatively; and (iii) the definition and total amount of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The ASU should be applied prospectively; however, retrospective application is permitted for all prior periods presented. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU applies to business entities that receive government grants and addresses the accounting for cash and non-monetary grants, including forgivable loans, while excluding tax abatements, income tax credits, and exchange transactions. The ASU requires recognition of government grants when there is reasonable assurance that the entity will comply with the conditions attached to the grants and the grants will be received. The amendments permit income‑related grants to be presented as either other income or a reduction of related expenses, and asset‑related grants to be recorded as deferred income or as a reduction of the asset’s cost basis. This ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The ASU may be applied using a modified prospective, modified retrospective, or full retrospective approach. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 7

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves and clarifies interim reporting requirements under U.S. GAAP. The ASU compiles required interim disclosures, including disclosure of material changes since the last annual reporting period, to improve consistency and navigability. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The ASU should be applied prospectively, although retrospective application is permitted for all prior periods presented. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

Note 2. Fair Value Measurements

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

Level 1 and Level 2 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis, including pricing category, amortized cost, gross unrealized gains and losses, and fair value. The Company has no Level 1 and Level 2 financial liabilities measured on a recurring basis.

		March 31, 2026				December 31, 2025
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Money market funds	Level 1	$1,741,462	$—	$—	$1,741,462	$353,841	$—	$—	$353,841

Level 3 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the Company’s Level 3 financial liabilities measured at fair value on a recurring basis. The Company has no Level 3 financial assets measured at fair value on a recurring basis.

	March 31, 2026	December 31, 2025
	(In thousands)
Earnout liability	$145,080	$108,671
Warrant liability	26,491	19,534
Total earnout and warrant liabilities	$171,571	$128,205

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 8

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Valuation and Reconciliation

Earnout Liability

The Company valued the earnout liability using a Monte Carlo simulation which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the earnout liability as of the dates indicated.

	March 31, 2026	December 31, 2025
Share price	$15.14	$11.90
Expected volatility	68.3%	70.1%
Risk-free interest rate	3.85%	3.70%
Remaining term (in years)	5.0	5.2

The following table presents the reconciliation of the earnout liability measured at fair value on a recurring basis for the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Balance, beginning of period	$108,671	$—
Establishment of liability at March 13, 2025	—	99,639
Change in estimated fair value (1)	36,409	9,032
Balance, end of period	$145,080	$108,671

(1)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Warrant Liability
The Company valued the Series A Warrant liability using a Monte Carlo simulation which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the Series A Warrant liability as of the dates indicated.

	March 31, 2026	December 31, 2025
Share price	$15.14	$11.90
Exercise price	$7.00	$7.00
Expected volatility	68.3%	67.3%
Risk-free rate	3.8%	3.6%
Dividend yield	—%	—%
Put term (in years)	4.0	4.2

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 9

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the reconciliation of the Series A Warrant liability measured at fair value on a recurring basis for the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Balance, beginning of period	$19,534	$—
Establishment of liability at March 13, 2025	—	40,652
Change in estimated fair value (1)	7,144	37,549
Warrant exercises	(187)	(58,667)
Balance, end of period	$26,491	$19,534

(1)Change in estimated fair value is recognized in (Loss) gain on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Note 3. Other Financial Information

Inventories

Inventories consist of materials, labor, and manufacturing overhead and are stated at the lower of weighted‑average cost or net realizable value. The following table presents inventories as of the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Raw materials	$22,124	$16,532
Work-in-process	3,614	772
Finished goods	2,692	1,231
Total inventories	$28,430	$18,535

Prepaid and Other Current Assets

The following table presents prepaid expenses and other current assets as of the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Prepaid insurance	$1,691	$728
Grants receivable	1,053	—
Other receivables	—	286
Engineering and consulting costs	—	2,137
Supplier advances	2,088	—
Other	1,789	—
Total prepaid and other current assets	$6,621	$3,151

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 10

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, Plant and Equipment, Net

The following table presents the components of the Company’s property, plant and equipment, net, as of the dates indicated. Property, plant and equipment balances include the effects of foreign currency translation adjustments related to the Company’s non‑U.S. operations, which are recorded in Accumulated other comprehensive (loss) income on the accompanying Condensed Consolidated Balance Sheet.

	March 31, 2026	December 31, 2025
	(In thousands)
Land	$707	$707
Land improvements	403	403
Buildings	7,030	7,038
Building improvements	2,566	2,566
Manufacturing equipment	16,989	12,404
Lab equipment	3,999	3,724
Leasehold improvements	1,199	795
Furniture & fixtures	52	46
Computer equipment	13	13
Construction in progress - Buildings (1)	57,944	30,267
Construction in progress - Magnet plant equipment and other (1)	29,244	29,083
Property, plant and equipment, gross	120,146	87,046
Less: Accumulated depreciation	(2,161)	(1,640)
Property, plant and equipment, net	$117,985	$85,406

Finance lease right-of-use assets	$1,233	$1,233
Less: Accumulated amortization	(251)	(190)
Finance lease-right-of-use assets, net	$982	$1,043

Total property, plant and equipment, net	$118,967	$86,449

(1)Construction in progress assets are placed in service and depreciated upon completion of construction, installation, certification, and when ready for their intended use.

Depreciation and amortization of property, plant and equipment is calculated using the straight‑line method over the estimated useful lives of the related assets. The following table presents depreciation expense related to the Company’s property, plant and equipment and amortization expense related to the Company’s finance lease right‑of‑use assets for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Depreciation expense	$629	$27
Amortization expense	61	6
Total depreciation and amortization	$690	$33

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 11

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill and Other Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill as of the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Balance, beginning of period	$134,848	$—
Goodwill recognized in connection with the acquisition of Less Common Metals Ltd.	—	134,848
Balance, end of period	$134,848	$134,848

Goodwill is not amortized and is tested for impairment annually and when events or changes in circumstances indicate that it is more likely than not that an impairment may exist. The Company’s annual goodwill impairment test is performed as of October 1. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment indicates potential impairment, or if the Company elects not to perform a qualitative assessment, a quantitative impairment test is performed. In the quantitative test, the carrying value of the reporting unit is compared to its estimated fair value. If the carrying value exceeds fair value, an impairment charge is recognized for the excess, limited to the carrying amount of goodwill.

Other Intangible Assets

The following table presents the Company’s other intangible assets, by major class, as of the dates indicated.

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Trade name	$7,245	$(181)	$7,064	$7,245	$(60)	$7,185
Customer relationships	11,856	(222)	11,634	11,856	(74)	11,782
Supplier relationships	33,986	(1,275)	32,711	33,986	(425)	33,561
Know-how	16,203	(357)	15,846	16,203	(119)	16,084
Total other intangible assets	$69,290	$(2,035)	$67,255	$69,290	$(678)	$68,612

The following table presents amortization expense related to the Company’s other intangible assets for the periods indicated. There was no intangible amortization for the three months ended March 31, 2025.

Three Months Ended March 31, 2026
(In thousands)
Trade name	$121
Customer relationships	148
Supplier relationships	850
Know-how	238
Total amortization of other intangible assets	$1,357

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 12

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Amortization of Intangible Assets

The following table presents estimated future amortization expense of finite‑lived intangible assets as of March 31, 2026.

Year Ending December 31,	Finite-lived Intangible Assets
(In thousands)
2026 (remaining nine months)	$4,071
2027	5,428
2028	5,428
2029	5,428
2030	5,428
2031 and thereafter	41,472
Total estimated amortization	$67,255

Accrued Liabilities

The following table presents accrued liabilities as of the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Payroll and related employee taxes	$2,011	$2,659
Construction in progress	8,049	6,302
Legal	6,581	1,668
Asset retirement obligation (1)	689	700
Other	4,030	2,744
Total accrued liabilities	$21,360	$14,073

(1)The Company recorded certain Asset Retirement Obligations (“ARO”), in connection with the Company’s obligation to return its Cheshire, United Kingdom building to its “original condition,” as defined in the lease agreement. The building lease will expire in November 2026 and the estimated cost is expected to be paid at lease expiration.

The following table presents the ARO activity for the periods indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Balance, beginning of period	$700	$—
Obligations arising from acquisition	—	605
Accretion	—	82
Foreign currency translation	(11)	13
Balance, end of period	$689	$700

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 13

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Liabilities

The Company’s contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. As of March 31, 2026, the Company evaluated its remaining performance obligations under its contract liabilities. The Company’s contract liabilities primarily consist of short‑term arrangements with original expected durations of one year or less, and related revenue is expected to be recognized over the next year. The following table presents the activity related to contract liabilities for the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Balance, beginning of period	$10,500	$—
Contract liabilities related to acquisition	(26)	10,341
Revenue recognized	—	(21)
Cash received, excluding amounts recognized as revenue during the period	4	23
Translation adjustments	(101)	157
Balance, end of period	$10,377	$10,500

Notes Payable

The following table presents notes payable as of the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Barclays Trade Loan	$—	$1,849

On February 13, 2026, the Company repaid the outstanding Barclays Trade Loan balance in full, including accrued interest, to Barclays Bank PLC, and the loan was cancelled upon repayment.

The following table presents interest expense related to the Company’s notes payable for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Hatch Note (1)	$—	$54
Barclays Trade Loan (2)	35	—
Total interest expense	$35	$54

(1)The Hatch Note was extinguished on March 13, 2025.
(2)The Barclays Trade Loan was repaid in full on February 13, 2026.

Note 4. Variable Interest Entity

Round Top Mountain Development

Round Top Mountain Development, LLC (“RTMD”) is a variable interest entity (“VIE”), has mining rights at Round Top Mountain in the State of Texas, and is developing processing technology to process the rare earth minerals to be mined at Round Top Mountain.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 14

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 17, 2021, the Company completed the acquisition of 80% of the equity interests of RTMD, pursuant to a contribution agreement among the Company, Texas Mineral Resources Corp. (“TMRC”), and RTMD, whereby TMRC and the Company contributed their respective rights and interests in Round Top Mountain to RTMD in exchange for equity ownership. Concurrently, the Company, TMRC, and RTMD entered into a limited liability company agreement of RTMD which documented the governance of RTMD. This acquisition resulted in the consolidation of RTMD and the recognition of a noncontrolling interest representing TMRC’s equity interest.

Under the amended and restated limited liability company agreement of RTMD, in the event that TMRC does not fund its share of mandatory capital contributions called for by the Company as the manager of RTMD, the Company is obligated to cover the shortfall by making additional capital contributions to RTMD (or in the event that the Company does not fund, the capital call will be withdrawn). If the Company does fund the capital contribution, additional equity interests in RTMD will be issued to the Company and TMRC will be proportionally diluted in accordance with the terms of the amended and restated limited liability company agreement. TMRC’s failure to fund its share of mandatory capital contributions called under the agreement during the three months ended March 31, 2026 has caused the Company’s ownership interest in RTMD to be increased by 30 basis points.

The following table presents the ownership percentages of the Company and TMRC and the changes in ownership percentages as of the dates indicated.

	March 31, 2026	December 31, 2025	Ownership Change
			(Basis points)
USA Rare Earth, Inc.	81.6%	81.3%	30
Texas Mineral Resources Corp.	18.4%	18.7%	(30)

Texas Mineral Resources Corp. Acquisition

On March 4, 2026, the Company entered into a definitive Agreement and Plan of Merger with TMRC, pursuant to which the Company is expected to acquire 100% of the outstanding shares of TMRC in an all‑stock transaction. The acquisition will eliminate TMRC’s minority ownership interests in RTMD and establish the Company as the sole operator and 100% economic beneficiary of the “Round Top Project,” which consists of our operations and rights related to Round Top Mountain and the Round Top Mountain heavy rare earth element (“HREE”) metals deposit (the “Round Top Deposit”). The transaction is intended to secure full ownership control of the project, and streamline operations, governance and decision-making.

The transaction is valued at approximately $72.3 million based on the closing price of the Company’s common stock on March 4, 2026. The aggregate merger consideration consists of approximately 3.8 million shares of the Company’s common stock, with cash paid in lieu of fractional shares. The ultimate value of the consideration will depend on the Company’s stock price at closing.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 15

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the assets and liabilities of RTMD that are included in the Company’s Condensed Consolidated Balance Sheets as of the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
ASSETS
Cash and cash equivalents	$77	$38
Prepaid expenses and other current assets	104	106
Operating lease right-of-use assets	473	321
Mineral interests	17,339	17,339
Property, plant and equipment, net	483	201
Equipment deposits	63	—
Other non-current assets	27	27
Total assets	$18,566	$18,032

LIABILITIES
Accounts payable	$878	$61
Accrued liabilities	1,615	469
Finance leases, current	232	137
Finance leases, non-current	244	185
Total liabilities	$2,969	$852

RTMD did not record depletion expense for the mineral interests for the three months ended March 31, 2026 and 2025.

RTMD’s creditors have no recourse against the Company for the RTMD consolidated liabilities included within the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not the obligations of the Company.

Mineral Rights

The Company acquired two mineral rights leases and an associated groundwater lease in Hudspeth County, Texas as part of the acquisition of RTMD. Mineral property acquisition costs, including acquired intangibles, licenses, and lease payments, are capitalized at cost. The net carrying value of mineral rights was $17.3 million at March 31, 2026 and December 31, 2025.

Impairment losses are recorded on mineral rights when indicators of impairment are present and the carrying amount exceeds the associated estimated future undiscounted cash flows. As of March 31, 2026 and December 31, 2025, the Company determined that no impairment indicators were present with respect to its mineral rights.

Note 5. Commitments and Contingencies

Potential Future Environmental Contingency

The Company's planned exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes its current operations are materially in compliance with all applicable laws and regulations. As the Company's mining activities have not yet commenced, the Company has made, and expects to make, expenditures to comply with applicable environmental laws and regulations. The ultimate amount of reclamation and site-restoration costs to be incurred for future mining operations is unknown and uncertain as of March 31, 2026.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 16

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

Kelley Complaint

On October 16, 2025, Jill Kelley filed an action in New York Supreme Court against USA Rare Earth, LLC (Case No. 659163/2025 (N.Y. Sup.)) alleging a breach of a 2019 Consulting Agreement resulting from a purported partial payment of the obligations thereunder. Kelley also asserts claims for breach of a duty of good faith and fair dealing and unjust enrichment based on the same conduct underlying the alleged breach of the Consulting Agreement.

During the first quarter of 2026, the Company proposed to settle the matter. The Company determined that the proposed settlement consideration, consisting of cash, cash payments in lieu of equity awards, and interest, was both probable and reasonably estimable and, accordingly, recorded an estimated loss contingency of approximately $0.4 million in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. Subsequent to March 31, 2026 and through the date of this Report, the settlement agreement has not been finalized. Any settlement, if consummated, will not constitute an admission of liability by the Company.

Leases

Balance Sheet Components and Lease Activity

The following table presents the Company's finance and operating lease right‑of‑use assets and lease liabilities as reflected in the accompanying Condensed Consolidated Balance Sheets as of the dates indicated.

	March 31, 2026	December 31, 2025
	(In thousands)
Assets
Finance leases, included in property, plant and equipment, net	$982	$1,043
Operating lease right-of-use assets	473	321
Total	$1,455	$1,364

Liabilities
Finance leases, current	$286	$283
Finance leases, non-current	519	592
Total finance lease liabilities	805	875

Operating leases, current	232	137
Operating leases, non-current	244	185
Total operating lease liabilities	476	322
Total lease liabilities	$1,281	$1,197

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 17

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the Company's finance and operating lease activity for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Finance Leases
Right-of-use assets acquired	$—	$1,233
Amortization expense	61	6
Interest expense	9	1
Cash paid (1)	79	—

Operating Leases
Right-of-use asset acquired	$209	$163
Amortization of ROU Assets	57	32
Lease expense	62	36
Cash paid (1)	60	55

(1)Cash paid for amounts included in the measurement of lease liabilities.

On December 17, 2025, the Company entered into a lease for office and warehouse space in Wheat Ridge, Colorado, to support the Company’s research and development activities. The lease commenced on January 1, 2026 and expires on March 31, 2028. Total minimum lease payments over the lease term are $224 thousand, excluding variable costs such as taxes and common area maintenance. Under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), a right‑of‑use asset and lease liability have been recognized as of January 1, 2026.

On February 27, 2026, the Company entered into a non-cancelable operating lease for office space in Washington, D.C. to support general and administrative functions. The Company obtained control of the premises on April 1, 2026 for the purpose of performing leasehold improvements, which represents the lease commencement date under ASC 842. While the lease commenced on April 1, 2026, fixed rent payments commence on July 1, 2026, and the lease expires on August 31, 2032. Total minimum lease payments over the lease term are $3.0 million, excluding variable costs such as taxes and common area maintenance. A right‑of‑use asset and lease liability were recognized as of April 1, 2026.

Remaining Lease Terms and Discount Rates

The following table presents the weighted‑average remaining lease terms (in years) and weighted‑average discount rates used in the measurement of right‑of‑use assets as of the dates indicated.

	March 31, 2026	December 31, 2025
Finance Leases
Remaining lease term (years)	2.75	3.00
Discount rate	4.40%	4.40%

Operating Leases
Remaining lease term (years)	2.00	2.25
Discount rate	4.80%	4.30%

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 18

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturities of Lease Liabilities

The following table presents future minimum lease payments under non‑cancelable finance and operating leases on an undiscounted cash flow basis as of March 31, 2026.

Year Ending December 31,	Finance Leases	Operating Leases
	(In thousands)
2026 (remaining nine months)	$236	$184
2027	316	253
2028	247	64
2029	56	—
Total lease payments	855	501
Less: Imputed interest	(50)	(25)
Present value of lease liabilities	$805	$476

Purchase Commitments

The Company enters into non-cancelable purchase orders in the ordinary course of business for inventory and capital equipment. Commitments for inventory are generally short-term in nature. Capital equipment commitments are generally fulfilled within one year, with certain long lead time items extending beyond one year. As of March 31, 2026, the Company had open equipment purchase orders of $0.4 million which will be fulfilled later than one year from the reporting date.

Note 6. Mezzanine and Stockholders' Equity

The following table presents the number of shares of Common Stock and Preferred Stock authorized and outstanding as of the dates indicated.

			Shares Outstanding
Class of Stock	Authorized	Par Value	March 31, 2026	December 31, 2025
	(In thousands, except par value)
Common stock	750,000	$0.0001	217,976	148,055
Preferred stock
12% Series A Cumulative Convertible Preferred Stock (1)	15,000	$0.0001	1,224	1,224
Undesignated preferred stock	35,000	$0.0001	—	—
Total preferred stock	50,000	$0.0001	1,224	1,224

Total authorized	800,000

(1)The liquidation value was $9.6 million and $8.9 million on March 31, 2026 and December 31, 2025, respectively.

$1.50 Billion Private Investment In Public Equity (“PIPE”)

On January 27, 2026, the Company closed a $1.50 billion private placement in the form of a PIPE (the “$1.50B PIPE”) with multiple investors. The Company issued 69.8 million shares of common stock on January 28, 2026 for gross proceeds of $1.50 billion and received net proceeds of $1.45 billion after deducting financing costs. The net proceeds are included in Cash and cash equivalents, and the 69.8 million shares issued are reflected in Common stock and Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheet.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 19

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Equity-Based Compensation

Stock-based Compensation Expense

The following table presents stock‑based compensation expense for the periods indicated.

		Three Months Ended March 31,
	Incentive Plan	2026	2025
		(In thousands)
Restricted stock units (1)	2024 Incentive Plan	$4,875	$—
Performance restricted stock units	2024 Incentive Plan	64	—
Incentive units	Legacy Incentive Plan	—	441
Class A units (1)	Legacy Incentive Plan	—	841
Total		$4,939	$1,282

(1)In the three months ended March 31, 2025, USARE LLC recorded equity-based compensation for issuance of its Class A Units to certain consultants pursuant to existing bonus agreements. In the three months ended March 31, 2025, USARE LLC recorded the forfeiture of equity-based compensation of the Company’s former CEO.

Unrecognized Stock-Based Compensation Costs

Stock‑based compensation costs related to unvested restricted stock units and performance restricted stock units are recognized on a straight‑line basis over the remaining requisite service period of each award. The following table presents unrecognized stock‑based compensation costs and weighted‑average service periods as of March 31, 2026.

	Unrecognized Compensation Costs	Weighted-Average Service Period
	(In thousands)	(In years)
Restricted stock units	$29,687	1.28
Performance restricted stock units	365	(1)
Total unrecognized compensation costs	$30,052

(1)Performance restricted stock units vest upon achievement of specified performance conditions and have no deterministic service period.

Note 8. Income Taxes

	Three Months Ended March 31,
	2026	2025
	(In thousands, except percentages)
(Loss) income before income taxes	$(68,645)	$51,682
Benefit from income taxes	(577)	—
Effective tax rate	0.8%	—%

The Company is subject to taxation in the United States, United Kingdom, France, and various state jurisdictions. The Company’s effective tax rate of 0.8% is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, the estimated annual effective tax rate is updated if the Company revises its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is recorded.

The difference between the effective tax rate of 0.8% and the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2026 was due to changes in the valuation allowance, which entirely offsets the Company's net deferred tax assets in the United States, and the amortization of the identifiable intangible assets accounted for in purchase accounting. As of March 31, 2026, the Company determined that, based on an evaluation of all available positive and negative evidence, including cumulative losses and the Company's latest forecasts, it was more likely than not that the Company's deferred tax assets in the United States would not be realized and, therefore, the Company continued to record a valuation allowance.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 20

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Net (Loss) Income per Share

The following table presents the computation of the numerator and denominator used in the calculation of net (loss) income per share attributable to holders of the Company’s common stock. For the three months ended March 31, 2026, all potentially dilutive securities were excluded from diluted earnings per share as the Company reported a net loss for the period.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except for per share amounts)
Numerator
Net (loss) income attributable to USA Rare Earth, Inc.	$(66,989)	$51,832
Declared and deemed dividends, and interest accretion	(709)	(3,562)
Undistributed net (loss) income attributable to USA Rare Earth, Inc.	$(67,698)	$48,270

Denominator
Weighted-average shares outstanding - basic	196,479	64,463
Preferred shares	—	13,774
Incentive units outstanding prior to conversion	—	3,642
Warrants outstanding prior to conversion	—	1,200
Weighted-average shares outstanding - diluted	196,479	83,079

Net (loss) income per share attributable to USA Rare Earth, Inc.
Basic	$(0.34)	$0.75
Diluted	$(0.34)	$0.58

The following table presents categories of potential shares that are excluded from the diluted per share computation as their effect would be anti-dilutive.

	Three Months Ended March 31,
	2026	2025
	(Shares in thousands)
12% Series A Cumulative Convertible Preferred Stock (1)	2,374	—
Series A warrants	2,437	—
Earnout shares (2)	10,100	10,100
Investor warrants (3)	—	23,780
Total	14,911	33,880

(1)Represents the amount of potential common shares, if converted at each reported date.
(2)Represents contingently issuable shares outstanding at each reported date.
(3)Investor warrants outstanding as of March 31, 2025 were fully exercised during 2025 and are therefore excluded from the March 31, 2026 table.

Note 10. Segment Reporting

The Company operates in a single reportable operating segment encompassing its vertically integrated rare earth element magnet production and supply chain. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 21

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The CODM assesses performance and allocates resources primarily on the basis of consolidated net (loss) income and total assets, which are reported on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and Condensed Consolidated Balance Sheets, respectively. The CODM does not regularly review discrete segment revenue or expense categories beyond the consolidated financial statements for purposes of evaluating performance or allocating resources. Accordingly, the Company has not presented additional quantitative disclosures of significant segment expenses, as such information is not regularly provided to the CODM.

Because the Company operates in a single reportable segment and the measures used by the CODM are consistent with the consolidated financial statements, no reconciliation is required between segment measures and the consolidated amounts.

Note 11. Concentrations

Disaggregation of Revenue

All of the Company’s revenue is derived from sales of casting and strip casting material based on the customers’ “shipped to” address. The following table presents domestic and international revenue. No revenue was reported in the three months ended March 31, 2025.

Three Months Ended March 31, 2026
(In thousands)
United States	$960
International	4,738
Total revenue	$5,698

Major Customers

The following table presents the customers that account for 10% or more of the Company’s revenue. Concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the period presented and do not indicate a trend specific to any one customer. No revenue was reported in the three months ended March 31, 2025.

Three Months Ended March 31, 2026
Customer 1	49%
Customer 2	16%
Customer 3	16%
Customer 4	13%

Note 12. Government Grants

Expected U.S. Government Transaction

On January 26, 2026, the Company announced two non-binding letters of intent with U.S. government agencies representing a total of approximately $1.58 billion in potential funding and strategic support. The first non-binding letter of intent with the U.S. Department of Commerce (the “DOC Letter of Intent”) covers $277.0 million in direct funding awards under the CHIPS Act, and $1.30 billion in senior secured debt with each advance having a 15-year term and bearing a fixed or floating interest rate. The second non-binding letter of intent with the U.S. Department of Energy's National Energy Technology Laboratory (the “DOE Letter of Intent”), establishes a collaboration to advance HREE separation technologies at our Colorado Facility and Round Top Deposit, leveraging digital twin technology. Collectively, these two letters of intent and their contemplated transactions are referred to as the “Expected U.S. Government Transaction.”

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 22

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As conditions to the negotiation and execution of definitive documentation for the Expected U.S. Government Transaction, the Company must, among other things: (i) raise at least $500.0 million from non-federal sources, which was satisfied upon the closing of the $1.50B PIPE in January 2026; (ii) obtain two memoranda of understanding from semiconductor end or midstream users; (iii) obtain neodymium praseodymium oxide and MREC feedstock supply agreements with a term at least through 2027; (iv) exercise a surface purchase option with the Texas General Land Office; (v) implement certain third-party recommendations and third-party validation of nuclear material licensing requirements at the Company's research and development facility in Wheat Ridge, Colorado; and (vi) define a power infrastructure plan for the Company's magnet manufacturing facility in Stillwater, Oklahoma.

In addition, the U.S. Government's $277.0 million in direct funding awards includes a condition requiring the Company to issue to the U.S. government $277.0 million of common stock (approximately 16.1 million shares at $17.17 per share), and the $1.30 billion senior secured loan would require the issuance of warrants to the U.S. government representing an additional 10% of the Company's fully diluted shares outstanding (approximately 17.5 million shares with an exercise price of $17.17 per share and a 10-year exercise period). In addition, to meet certain milestones to obtain funding awards and debt financing to reimburse the Company for its capital expenditures under the Expected U.S. Government Transaction, the Company would be required to raise a significant amount of capital during 2026 and 2027 and establish a $250.0 million revolving credit facility by December 31, 2026.

Note 13. Subsequent Events

Earnout Share Conversion

In connection with the business combination between the Company and USA Rare Earth, LLC, the Company agreed to issue common stock of the Company (the “earnout shares”) to certain shareholders of USA Rare Earth, LLC in two tranches upon the occurrence of certain triggering events. On April 15, 2026, the Company achieved the market-price condition for the first tranche of earnout shares, as the Company's common stock exceeded $15.00 per share for at least 20 out of 30 consecutive trading days. As a result, 5.0 million earnout shares were converted into shares of the Company’s common stock.

The earnout shares were classified as liabilities and remeasured at fair value on a recurring basis prior to conversion. Upon conversion, the related earnout liability was reclassified to common stock and additional paid‑in capital. The remaining earnout shares associated with the second tranche continue to be classified as a liability and will remain subject to remeasurement until the applicable market‑price condition is achieved or the earnout period expires. The second tranche of 5.0 million earnout shares will become payable when the Company’s common stock price exceeds $20.00 per share for at least 20 out of 30 trading days.

Carester SAS Investment

On April 9, 2026, the Company entered into a binding letter of intent (the “Carester LOI”) to acquire a 12.5% equity interest in Carester SAS (“Carester”), the parent company of Caremag SAS, for cash and equity consideration amounting to €40.0 million, or approximately $46.4 million.

The proposed consideration consists of €28.3 million in cash, or approximately $32.9 million, and €11.7 million in equity consideration, or approximately $13.5 million, payable in shares of the Company’s common stock, in each case subject to customary adjustments, including the potential substitution of cash in lieu of the Company’s common stock.

The number of shares of the Company’s common stock to be issued will be determined based on the market price of the Company’s common stock on the closing date of the transaction. As a result, the actual U.S. dollar value of the cash and equity consideration, when translated from euros to U.S. dollars, may differ from the estimated amounts described above.

SVRE Holdings Ltd. Acquisition

On April 19, 2026, the Company entered into a definitive agreement to acquire 100% of SVRE Holdings Ltd., the parent company of Serra Verde Group (“Serra Verde”), for $300.0 million in cash and 126.8 million shares of the Company’s common stock (approximately $2.53 billion) for total consideration of approximately $2.83 billion. This acquisition is subject to customary conditions. Serra Verde operates a rare earths project in Brazil that is currently in commercial production.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 23

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Texas Semiconductor Innovation Fund Grant

On May 11, 2026, the Company entered into a Grant Agreement with the Office of the Governor of the State of Texas (the “OOG”) pursuant to the Texas Semiconductor Innovation Fund (“TSIF”), Grant No. TSIF 26-016P. Under the Grant Agreement, the OOG has agreed to reimburse the Company for certain allowable costs directly allocable to the Round Top Project, up to a maximum amount of $14.2 million.

The grant is disbursed on a cost reimbursement basis and is subject to the Company's strict compliance with the terms and conditions of the Grant Agreement, including applicable reporting, audit, and performance requirements. The Grant Agreement terminates upon the completion of the grant project, on December 31, 2028, or upon the depletion of grant funds, whichever occurs first.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our results of operations and financial condition. It should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, “Financial Statements (Unaudited),” in this Quarterly Report on Form 10-Q (the “Notes”). The following discussion may contain forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are reasonable when made, we cannot assure you that we will achieve the plans or expectations referenced in our forward-looking statements. Our actual results and the timing of events may differ materially from those expressed or implied as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are building a leading global rare earth value chain, from mine to magnet and beyond. We intend to secure, reshore, and grow the materials intelligence and production technologies required to stand up a resilient rare earth industry. This advanced industrial operating system should strengthen supply-chain security for the national defense, manufacturing and technology of the United States (“U.S.”) and its allies. Our plan is to build an integrated platform to encompass the entire rare earth value chain: extraction and separation of rare earth oxides; conversion of oxides into metals, alloys and strip-cast; and production of sintered neodymium-iron-boron (“NdFeB”) permanent magnets, which we also refer to as neo magnets. This capability should address the supply-chain vulnerabilities created by China’s current dominance of rare earth processing, and metal and magnet manufacturing.

Factors Affecting Comparability of Results

During 2025, we completed two transactions that materially affect the comparability of the results discussed below. On March 13, 2025, we consummated our business combination with USA Rare Earth, LLC and became a publicly traded company on Nasdaq under the symbol “USAR.” On November 18, 2025, we acquired Less Common Metals Ltd. (“Less Common Metals”), a rare earth metal and alloy manufacturer based in Cheshire, United Kingdom.

As a result, the three months ended March 31, 2026 reflect a full quarter of Less Common Metals’ operations, while the prior-year period reflects none. All of our revenue for the three months ended March 31, 2026 is attributable to Less Common Metals. Accordingly, revenue, gross profit, and operating expenses for the three months ended March 31, 2026 are not comparable with the corresponding line items for the three months ended March 31, 2025.

For a complete description of both transactions, refer to Note 2, “Merger Transaction and Acquisition,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on March 30, 2026.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 24

Recent Developments, Key Trends, Opportunities and Uncertainties

We are an early-stage company with a limited operating history and intend to grow our global value chain though organic growth including capital and operational expenditures, as well as through strategic initiatives. These investments may exceed our revenues over the next several years. Our revenues for the three months ended March 31, 2026 were derived solely from our Less Common Metals operations following the acquisition of Less Common Metals in 2025, and we have not yet generated revenues from our neo magnet manufacturing or mineral production. We incurred a net loss of $68.1 million for the three months ended March 31, 2026. Our historical results are not indicative of our future results, and our ability to generate sufficient revenue to achieve profitability will depend largely on the successful development and scaling of our integrated mine-to-magnet platform and our global value chain.

$1.50 Billion Private Investment In Public Equity (“PIPE”)

On January 27, 2026, we completed a private placement, structured as a PIPE with institutional investors, of 69.8 million shares of our common stock for gross proceeds of $1.50 billion (“$1.50B PIPE”). The $1.50B PIPE financing provides the capital to invest in our value chain to accelerate our production capacity, expand our geographic footprint, and secure the equipment and feedstock necessary to achieve our strategic goals.

Expected U.S. Government Transaction

On January 26, 2026, we announced two non-binding letters of intent with U.S. government agencies representing a total of approximately $1.58 billion in potential funding and strategic support. The first non-binding letter of intent with the U.S. Department of Commerce (the “DOC Letter of Intent”) covers $277.0 million in direct funding awards under the CHIPS Act, and $1.30 billion in senior secured debt with each advance having a 15-year term and bearing a fixed or floating interest rate. The second non-binding letter of intent with the U.S. Department of Energy's National Energy Technology Laboratory (the “DOE Letter of Intent”), establishes a collaboration to advance heavy rare earth element (“HREE”) separation technologies at our Colorado Facility and Round Top Deposit, leveraging digital twin technology. Together, these two letters of intent and their contemplated transactions are referred to as the “Expected U.S. Government Transaction.” See Note 12, “Government Grants” of the Notes for more information about the terms of the Letters of Intent.

We believe that, if consummated on the terms described therein, the Expected U.S. Government Transaction would represent a transformative source of capital that supports our strategic goals to further accelerate the growth of our integrated rare earth value chain and strengthens our positioning as a domestic supplier of rare earth elements (“REEs”) and NdFeB permanent magnets for both commercial and national security applications.

The transactions remain subject to the negotiation and execution of definitive agreements, the satisfaction of numerous conditions, and final government approvals, and there can be no assurance that they will be consummated on the anticipated terms or at all.

Proposed Acquisition of Texas Mineral Resources Corp.

On March 4, 2026, we entered into a definitive Agreement and Plan of Merger with Texas Mineral Resources Corp. (“TMRC”), pursuant to which we expect to acquire 100% of the outstanding shares of TMRC in an all‑stock transaction. The acquisition will eliminate TMRC’s minority ownership interests in RTMD and establish us as the sole operator and 100% economic beneficiary of the “Round Top Project,” which consists of our operations and rights related to Round Top Mountain and the Round Top Mountain HREE metals deposit (the “Round Top Deposit”). The transaction is intended to secure full ownership control of the Round Top Project, and streamline operations, governance and decision-making.

The transaction is valued at approximately $72.3 million based on the closing price of the Company’s common stock on March 4, 2026. The aggregate merger consideration consists of approximately 3.8 million shares of our common stock, with cash paid in lieu of fractional shares. The ultimate value of the consideration will depend on our stock price at closing. See Note 4, “Variable Interest Entity,” of the Notes for additional information regarding the TMRC acquisition.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 25

The completion of the merger is subject to customary closing conditions, including the affirmative vote of TMRC stockholders and the effectiveness of a registration statement on Form S-4, and there can be no assurance that the merger will be completed or that the anticipated operational, strategic, or financial benefits will be realized.

Earnout Share Conversion

In connection with the business combination between the Company and USA Rare Earth, LLC, the Company agreed to issue common stock of the Company (the “earnout shares”) to certain shareholders of USA Rare Earth, LLC in two tranches upon the occurrence of certain triggering events. On April 15, 2026, our stock price met the requirement for the first tranche of earnout shares by trading at or above $15.00 per share for at least 20 out of 30 consecutive trading days. As a result, we issued 5.0 million shares of common stock to certain former shareholders of USA Rare Earth, LLC. The second tranche of 5.0 million earnout shares will become payable when our common stock price exceeds $20.00 per share for at least 20 out of 30 trading days.

Proposed Investment in Carester SAS

On April 9, 2026, we entered into a binding letter of intent (the “Carester LOI”) to acquire a 12.5% equity interest in Carester SAS (“Carester”), the parent company of Caremag SAS (“Caremag”), for cash and equity consideration amounting to approximately $46.4 million. The initial proposed consideration consists of €28.3 million in cash, or approximately $32.9 million, and equity consideration of €11.7 million, or approximately $13.5 million, payable in shares of our common stock, in each case subject to customary adjustments, including the potential substitution of cash in lieu of our common stock.

This transaction is part of broader initiative, in partnership with Carester, the Government of France and InfraVia, to build an integrated value chain platform for rare earth processing, metal and alloy production and magnet making in Lacq, France. The platform will unite the technological expertise, process innovation, and production capacity of our manufacturing operations and those of Carester to accelerate development and strengthen our capabilities across the rare earth value chain. In parallel, USA Rare Earth, through Less Common Metals – Europe, is developing a 3,750 metric tons per year (“MTPA”) metal and alloy production facility at the same location. The partnership will create one of Europe’s most complete rare earth industrial ecosystems.

In addition, we have access to direct credits under the Government of France’s French C3IV program, which can potentially reimburse up to 45%, or a total of €130 million, of eligible equipment and real estate costs. We are engaged in ongoing discussions with French governmental entities and Bpifrance regarding potential additional financing support for Less Common Metals – Europe’s metallization and alloy facility through available export credit and guarantee programs. There can be no assurance that any such additional support will be obtained or on what terms it may be available.

The proposed transaction is further subject to, among other things, the negotiation and execution of definitive agreements, receipt of applicable regulatory approvals, and the satisfaction of customary closing conditions and there can be no assurance that the transaction will be completed.

Proposed Acquisition of SVRE Holdings Ltd.

On April 19, 2026, we entered into a definitive agreement to acquire 100% of SVRE Holdings Ltd., the parent company of Serra Verde Group (“Serra Verde”), for a proposed consideration of approximately $2.83 billion, consisting of $300.0 million in cash and 126.8 million shares of our common stock, subject to customary adjustments. Serra Verde operates the Pela Ema rare earths project in Brazil and is currently in commercial production. The Pela Ema mine is unique as the only mine outside Asia currently capable of supplying all four magnetic REEs at scale, neodymium, praseodymium, dysprosium and terbium, together with other vital REEs, such as yttrium. This transformative acquisition creates what we believe will be the only fully integrated mine-to-magnet platform outside China, with active capabilities across mining, processing, separation, metallization and magnet making across three continents.

Serra Verde's strategic importance is further evidenced by its 15-year offtake agreement with a special purpose vehicle capitalized by the U.S. Government, which features contractual price floors covering 100% of Serra Verde's Phase 1 production of neodymium, praseodymium, dysprosium and terbium.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 26

We believe this acquisition strengthens our U.S. and allied government relationships and provides multiple embedded growth opportunities, including a potential Phase 2 doubling of Pela Ema’s production capacity. The transaction also adds significant leadership depth through the expected appointment of Sir Mick Davis and Thrasyvoulos Moraitis to our Board upon closing, with Mr. Moraitis also serving as President of the combined company.

The transaction is subject to customary closing conditions, including receipt of shareholder approval and applicable regulatory approvals, and there can be no assurance that it will be completed.

Texas Semiconductor Innovation Fund

On May 11, 2026, we entered into a Grant Agreement with the Office of the Governor of the State of Texas (the “OOG”) pursuant to the Texas Semiconductor Innovation Fund (“TSIF”), Grant No. TSIF 26-016P. Under the Grant Agreement, the OOG has agreed to reimburse us for certain allowable costs directly allocable to the Round Top Project, up to a maximum amount of $14.2 million.

The grant proceeds are intended to support the development of Round Top Mountain as a domestic source of heavy rare earth elements and select technology metals, including dysprosium, hafnium, terbium, and other elements essential for high-performance permanent magnets used in the aerospace, defense, semiconductors, data centers, physical AI, energy, mobility, healthcare, and numerous industrial sectors.

Grant funds are disbursed on a cost reimbursement basis only, and payment is dependent upon our strict compliance with the terms and conditions of the Grant Agreement, including applicable reporting, audit, and performance requirements. The Grant Agreement terminates upon the completion of the grant project, on December 31, 2028, or upon the depletion of grant funds, whichever occurs first.

First Quarter 2026 Business Highlights

Commissioned Phase 1A at our Stillwater Facility

We commissioned the Phase 1a magnet manufacturing line at our Stillwater, Oklahoma manufacturing facility (“Stillwater Facility”). Commissioning of Phase 1a should enable us to begin fulfilling customer orders for sintered neodymium-iron-boron permanent magnets in the second quarter of 2026. Phase 1a is expected to ramp to a run rate capacity of 600 MTPA by the end of the fourth quarter of 2026. Phase 1a and Phase 1b magnet manufacturing lines at our Stillwater Facility are expected to bring the total capacity to 1,200 MTPA by the first quarter of 2027.

Commenced Expansion of Metal & Alloy Capacity to Meet Growing Demand

We expect to expand metal making and alloy capacity at our Less Common Metals facility to 3,000 MTPA by the end of 2026 due to increasing demand for higher internal magnet manufacturing capabilities and a widening third-party customer base. We have seen a significant interest in our pipeline for samarium-cobalt, neodymium-iron-boron and specialty alloys, fueled by third-party magnet manufacturers largely serving the aerospace, semiconductor, mobility, and consumer electronics sectors. Additionally, we are seeing heightened demand for specialized light rare earth elements (“LREE”), HREEs and other critical mineral metals, highlighting the broad product capabilities of our Less Common Metals facility.

Selection of Fluor Corporation and WSP Global Inc. to Advance our Accelerated Mining Plan

Fluor Corporation (“Fluor”) and WSP Global Inc. (“WSP”) were selected as engineering, procurement, and construction management (“EPCM”) partners for the build-out and commercialization of the Round Top Deposit. The combination of Fluor and WSP brings significant expertise across deposit geology, mine design and planning, and processing design, engineering, and construction. Fluor and WSP will also lead the authoring of the Round Top Preliminary Feasibility Study (“PFS”) that is expected to be published by the end of the third quarter of 2026, and the Definitive Feasibility Study (“DFS”) that is expected to be published in the first quarter of 2027.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 27

Plan to Build a 3,750 MTPA Plant in Lacq, France

As mentioned above, we plan to produce metal and alloy in Lacq, France, co-located with Carester’s Caremag oxide and recycling facility. Together, we believe this platform is intended to establish a comprehensive supply chain for rare earth processing, and metal and alloy production in Europe, and enhance our globally integrated rare earth value chain, from mine to magnet.

Mutual Sales and Distribution Agreement with Arnold Magnetic Technologies Corp.

We signed a mutual sales and distribution agreement with Arnold Magnetic Technologies Corp., a subsidiary of Compass Diversified (“Arnold”). Under this non-exclusive partnership, we will offer Arnold’s finished permanent magnets produced from samarium-cobalt and neodymium-iron-boron, and Arnold will offer to us processed and refined neodymium-iron-boron feedstock and finished magnets. We believe this agreement strengthens the domestic supply chain for mission-critical applications by expanding availability of U.S.-manufactured rare earth magnets.

Commercial Yttrium Metal Production

In April 2026, we announced the first commercial pour of 2N–2N5 (99%–99.5% purity) yttrium metal through our Less Common Metals facility in Cheshire, United Kingdom. This milestone places us among a limited number of producers of commercial-grade yttrium metal operating outside of China. Yttrium is a key material in thermal barrier coatings used on turbine blades and other high-temperature aerospace components, where it enhances oxidation resistance and improves adhesion, helping extend component life under intense thermal and mechanical stress. Yttrium is also used in electronics, energy systems, lasers, superconductors, and advanced ceramics, where its chemical stability and high-temperature performance are essential.

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is presented below. Our operating revenues and gross margins have been derived solely from our ownership of Less Common Metals since November 18, 2025, and we had no operating revenues or gross margin prior to November 18, 2025.

We currently rely on equity and other external financing to fund our business plans, including our magnet manufacturing facility located in Stillwater, Oklahoma (the “Stillwater Facility”); mineral exploration, evaluation, and development activities at the Round Top Project (collectively, “R&D” costs); selling, general and administrative (“SG&A”) expenses; interest expense; and other operating costs. Accordingly, we expect to incur operating losses until we achieve profitable commercial operations at our Stillwater Facility, the Round Top Project, and/or our Less Common Metals – Europe manufacturing facility located in Lacq, France.

Revenue, Gross Profit and Gross Margin

The following table sets forth our revenue, cost of sales, gross profit and gross margin for the period indicated.

Three Months Ended March 31, 2026
(In thousands, except for percentage)
Revenue	$5,698
Cost of revenue	5,592
Gross profit	$106
Gross margin	1.9%

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 28

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

Revenue was $5.7 million for the three months ended March 31, 2026, all of which was generated by Less Common Metals. Cost of revenue for the period was $5.6 million, resulting in gross profit of $0.1 million and a gross margin of 1.9%. The gross margin reflects the under‑absorption of fixed indirect manufacturing costs, including labor and facility‑related expenses, due to lower production volumes during the period.

Concentration of Revenue

Revenue Attributable to Primary Geographical Markets

Region	Three Months Ended March 31, 2026
(In thousands)
United States	$960
Europe	4,519
Asia	219
Total revenue	$5,698

Operating Expenses

The following table sets forth our results of operations and the amount of change between the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change
	2026	2025
	(In thousands, except for percentages)
Operating expenses
Selling, general and administrative	$21,175	$7,029	$14,146	201.3%
Research and development	14,249	1,689	12,560	NM
Amortization of intangible assets	1,357	—	1,357	NM
Total operating expenses	$36,781	$8,718	$28,063	321.9%

Other (expense) income, net
Interest and dividend income	$11,970	$187	$11,783	NM
Grant income	206	—	206	NM
(Loss) gain on fair market value of financial instruments, net	(43,553)	60,300	(103,853)	(172.2)%
Interest expense and other loss, net	(593)	(87)	(506)	NM
Total other (expense) income, net	$(31,970)	$60,400	$(92,370)	(152.9)%

NM    Not meaningful.

Selling, general and administrative. SG&A expenses increased by $14.1 million, primarily due to higher legal and consulting costs of $4.7 million related to merger and acquisition activities, increased stock‑based compensation of $4.2 million, and higher employee‑related costs of $3.1 million associated with increased headcount as we expanded our organizational infrastructure. The increase was further driven by other costs of $2.1 million.

Research and development. R&D expenses increased by $12.6 million, primarily due to higher development costs of $5.4 million and increased employee‑related costs of $3.7 million, reflecting higher headcount and stock‑based compensation. The increase was further driven by legal costs of $1.8 million, facility and insurance costs of $0.6 million, and other costs of $1.1 million.

Amortization of intangible assets increased by $1.4 million due to intangible assets acquired in connection with the acquisition of Less Common Metals.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 29

Other (expense) income, net.
•Interest and dividend income increased by $11.8 million, primarily due to higher average balances in our investments in money market and government funds.
•Grant income increased by $0.2 million, reflecting grant revenue generated by Less Common Metals, which was acquired on November 18, 2025. Grant income for the current period includes only post‑acquisition activity, whereas the prior period did not include any grant income from this business.
•(Loss) gain on fair market value of financial instruments, net change was a loss of $103.9 million, primarily driven by higher share prices, which increased the fair value losses related to the earnout shares and Series A Warrants issued in connection with the business combination with USA Rare Earth, LLC by $89.8 million and $13.2 million, respectively, partially offset by warrant exercises. See Note 2, “Fair Value Measurements,” of the Notes for additional information.
•Interest expense and other loss, net primarily reflects unrealized loss on money market funds, unrealized foreign exchange losses, and interest expense on the Barclays Bank PLC trade cycle loan facility previously entered into by Less Common Metals, which was repaid in full, including accrued interest, and cancelled during the first quarter of 2026.

	Three Months Ended March 31,
	2026	2025	Change
	(In thousands, except percentages and basis points)
(Loss) income before income taxes	$(68,645)	$51,682	$(120,327)	232.8%
Benefit from income taxes	(577)	—	(577)	NM
Effective tax rate	0.8%	—%	80 bps

NM    Not meaningful.

Benefit from income taxes. The change of $577 thousand was primarily attributable to the forecasted taxable activities of our Less Common Metals subsidiary following the acquisition on November 18, 2025.

Effective tax rate. Our effective tax rate of 0.8% for the three months ended March 31, 2026 was affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not necessarily consistent from year to year.

Liquidity and Capital Resources

Overview

We are an early‑stage company with a limited operating history. Our 2026 revenues were derived solely from our Less Common Metals operations following the acquisition of Less Common Metals Ltd. on November 18, 2025, and we have not yet generated revenues from neo magnet manufacturing or mineral production at the Stillwater Facility. As we expand our production capacity, we expect to incur significant operating expenses without generating sufficient revenues to cover these expenditures.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned near‑term operating and capital expenditure requirements for at least the next twelve months. However, our long‑term capital requirements, particularly those associated with the full development of the Round Top Project, the build‑out of the Stillwater Facility, and the build-out of the Less Common Metals – Europe manufacturing facility are expected to exceed our current resources, and we will require additional capital to fund these long‑term initiatives.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 30

In addition, we expect to incur significant future cash outflows related to strategic investments, acquisitions, and the continued development of our operating and manufacturing assets. These cash requirements may include consideration payable in connection with potential acquisitions or investments, transaction‑related costs, and capital expenditures associated with the development of the Round Top Project, the development of the Stillwater Facility, and the development of the Less Common Metals – Europe facility. The timing and amount of such expenditures will depend on the progression of these transactions and projects and the satisfaction of applicable conditions.

We also intend to pursue potential sources of financing to support these initiatives, including equity financings and debt financings. As discussed elsewhere in this Quarterly Report on Form 10-Q, as part of the Expected U.S. Government Transaction, we have entered into a non‑binding letter of intent with the U.S. Department of Commerce relating to potential equity funding under the CHIPS Act and related debt financing and a non-binding letter of intent with the U.S. Department of Energy; however, any such funding remains subject to the negotiation and execution of definitive agreements, final government approvals and the satisfaction of numerous conditions and milestones. In addition, to meet certain milestones to obtain funding awards and debt financing to reimburse us for our capital expenditures under the Expected U.S. Government Transaction, and to execute on our current business plan, including the acquisition of Serra Verde and the expansion of facilities for our operations, we will be required to raise a significant amount of capital during 2026 and 2027 and establish a $250.0 million revolving credit facility by December 31, 2026. There can be no assurance that any government funding or other funding will be obtained, or as to the timing or amount of any proceeds.

Our ability to raise additional capital on acceptable terms, whether through equity or government funding, is subject to market conditions, our operational progress, and our ability to satisfy applicable milestones and conditions, and there can be no assurance that such additional capital will be available on acceptable terms or at all. In addition, if the Expected U.S. Government Transaction is consummated, we would be precluded from issuing additional debt to raise capital, other than the government senior secured loan contemplated thereunder.

Sources and Uses of Cash

Our primary sources of liquidity have consisted of equity financing. For the three months ended March 31, 2026, we had a net loss of $68.1 million, which included a non-cash fair value loss on financial instruments of $43.6 million. Net cash used in operating activities during the period was $18.5 million. As of March 31, 2026, we had $1.75 billion in cash and cash equivalents.

Outside of revenue generated from our Less Common Metals subsidiary, our operations in the United States have not yet generated revenues from neo magnet manufacturing or critical mineral production, and we expect to continue to use cash in our consolidated operating activities for the foreseeable future as we invest in commercializing our integrated mine-to-magnet platform. Our primary near-term uses of cash include:

•Stillwater Facility development – completing the installation and qualification of sintered NdFeB permanent magnet production lines, procuring feedstock, and ramping toward initial commercial production;
•Less Common Metals expansion – expanding the current manufacturing site in Cheshire, United Kingdom and expanding the Less Common Metals – Europe manufacturing site in Lacq, France.
•Round Top Project advancement – funding the ongoing Preliminary Feasibility Study, constructing and operating the demonstration facility, and advancing toward a Definitive Feasibility Study and, ultimately, mine construction; a portion of these costs are expected to be funded through the TSIF Grant Agreement described below; and
•General corporate and administrative expenses – supporting our growing operations, including personnel, legal, regulatory, and compliance costs.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 31

Over the longer term, we expect that developing the Round Top Project into a producing mine and expanding the Stillwater Facility to its full planned capacity will require substantial additional capital expenditures beyond our current cash on hand. We have not yet determined the full scope or timing of such expenditures, as they depend on the outcomes of ongoing feasibility studies at Round Top Mountain and the negotiation and execution of agreements with the U.S. Department of Commerce as part of the Expected U.S. Government Transaction. Accordingly, we expect total capital requirements to be significant, and our ability to fund these initiatives will depend on continued access to additional financing, primarily through equity or government funding sources.

$1.50 Billion Private Investment In Public Equity. On January 28, 2026, we completed the $1.50 billion PIPE financing. The financing significantly strengthened our liquidity position and provides additional capital to support our operations, strategic initiatives, and general corporate purposes.

Expected U.S. Government Transaction. If consummated, the Expected U.S. Government Transaction would represent a significant new source of long-term capital. However, the addition of $1.30 billion in long-term senior secured debt would introduce substantial debt service obligations and leverage into our capital structure. Additionally, consummation of the transaction would require us to issue approximately 16.1 million shares of common stock and warrants representing approximately 17.5 million additional shares at an exercise price of $17.17 per share, each resulting in dilution to existing stockholders. Funding to reimburse us for our capital expenditures would be disbursed in tranches tied to specified milestones, and there can be no assurance that any funding will be received.

Investment in Carester SAS. The proposed Carester investment has an aggregate estimated value of €40.0 million, or approximately $46.4 million. Upon consummation of the transaction, the proposed investment would require a cash payment of €28.3 million, representing a near‑term cash outflow with an estimated U.S. dollar value of approximately $32.9 million based on an assumed exchange rate, which may fluctuate prior to closing. The remaining consideration consists of equity consideration of €11.7 million, with an estimated U.S. dollar value of approximately $13.5 million, to be settled through the issuance of shares of our common stock, subject to customary adjustments, including the potential substitution of cash in lieu of our common stock.

Acquisition of SVRE Holdings Ltd. The Serra Verde acquisition, when completed, would require payment of $300.0 million in cash consideration, representing a significant near-term cash obligation. The remaining approximately $2.53 billion in consideration would be settled through the issuance of 126.8 million shares of our common stock, resulting in substantial dilution to existing stockholders.

Texas Semiconductor Innovation Fund. The TSIF Grant Agreement provides for reimbursement of certain allowable costs directly allocable to the Round Top Project up to a maximum amount of $14.2 million. Grant funds are disbursed on a cost reimbursement basis only and are subject to our strict compliance with the terms and conditions of the Grant Agreement.

Facility and Equipment Leases. We lease facilities and equipment under fixed noncancelable operating leases that expire on various dates through fiscal year 2030. See Note 5, “Commitments and Contingencies – Leases,” of the Notes for additional information related to our fixed noncancelable operating leases.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 32

Cash Flows

	Three Months Ended March 31,
	2026	2025	Change
	(In thousands)
Net cash used in operating activities	$(18,456)	$(10,329)	$(8,127)
Net cash used in investing activities	(38,641)	(3,050)	(35,591)
Net cash provided by financing activities	1,447,146	19,969	1,427,177

Operating Activities. Net cash used in operating activities increased by $8.1 million compared to the comparable prior‑year period. The changes in non-cash adjustments were primarily driven by:

•a $103.9 million non-cash loss related to the increase in the fair value of our earnout and warrant liabilities;
•a $3.7 million increase in stock‑based compensation; and
•a $2.0 million increase in depreciation and amortization, due primarily to acquisition-related property and intangible assets.

The change in operating assets and liabilities were primarily driven by:

•an increase in accounts receivable and inventory, due primarily to the addition of Less Common Metals’ receivables and inventory balances following the acquisition of Less Common Metals on November 18, 2025;
•an increase in accounts payable, due primarily to capital expenditures associated with the build-out of the Stillwater Facility and the timing of vendor payments; and
•an increase in accrued expenses, due primarily to higher acquisition‑related legal and consulting costs and asset retirement obligation costs associated with the Less Common Metals leased property in Cheshire, United Kingdom.

Investing Activities. Net cash used in investing activities increased by $35.6 million compared to the comparable prior-year period, due primarily to capital expenditures to build out our manufacturing process at our Stillwater Facility.

Financing Activities. Net cash provided by financing activities increased by $1.43 billion compared to the comparable prior-year period, primarily due to proceeds from the $1.50 billion private investment in public equity financing, net of transaction costs, completed in January 2026, partially offset by the repayment of the Barclays Bank PLC trade cycle loan facility.

Off-Balance Sheet Arrangements

Other than as described in this Quarterly Report, we do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 5, “Commitments and Contingencies”, of the Notes.

Purchase Obligations and Other Commitments

In the normal course of business, we enter into purchase orders with vendors for manufacturing and research and development equipment and with suppliers for inventory used in the manufacture of our products. Capital equipment purchase orders are generally non-cancelable due to long lead times and generally relate to forecasted equipment needs for our Phase 1a and 2a manufacturing line expansions and facility construction, and research and development activities at RTMD. Inventory purchase orders are generally fulfilled within one year of the order date.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 33

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP and require management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and results of operations. Actual results could differ materially from these estimates.

Significant estimates include goodwill and other intangible assets arising from business combinations, asset and liability valuations, including earnout and warrant liabilities, deferred taxes and related valuation allowances, and other fair value measurements. See Note 1, “Organization – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for a description of our critical and other significant accounting policies.

Recent Accounting Pronouncements

For a discussion of certain recent accounting pronouncements, see Note 1, “Organization – Significant Accounting Policies – Recently Issued Accounting Pronouncements Not Yet Adopted,” of the Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 34

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 5, “Commitments and Contingencies–Litigation” of the Notes and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

Factors that could cause the Company’s actual results to differ materially from those in this report include the risk factors described in the Company’s 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

As of the date of this Quarterly Report on Form 10-Q, other than as set out in Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2026 (which is incorporated by reference herein), there have been no material changes to the risk factors disclosed in the Company’s 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item 2 has been previously reported on the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 35

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated March 4, 2026, by and among USA Rare Earth, Inc., Texas Mineral Resources Corp., Hamer Merger Sub, Inc. and Hamer Merger Sub, LLC.	8-K	001-41711	2.1	3/5/2026
2.2	Agreement and Plan of Merger, dated April 19, 2026, by and among USAR, SVRE, Merger Sub and the Serra Verde Rare Earths Ltd., as the Seller Representative.	8-K	001-41711	2.1	4/20/2026
3.1	Certificate of Amendment, dated January 26, 2026, USA Rare Earth, Inc. Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock.	8-K	0001-41711	3.1	1/26/2026
4.1	Form of Amendment to Warrants issued to Series A Investors and Closing PIPE Investors.	8-K	001-41711	4.1	1/26/2026
10.1	Form of Securities Purchase Agreement, dated as of January 26, 2026, by and among the Company and the Purchasers party thereto.	8-K	001-41711	10.1	1/26/2026
10.2	Form of Registration Rights Agreement, dated as of January 26, 2026, by and among the Company and the holders party thereto.	8-K	001-41711	10.2	1/26/2026
10.3	Form of Voting and Support Agreement.	8-K	001-41711	10.1	3/5/2026
10.4	Employment Agreement by and between USA Rare Earth, Inc. and Valerie Jacob	10-K	001-41711	10.45	3/30/2026
10.5	Form of Voting and Support Agreement, by and among SVRE and certain USAR stockholders	8-K	001-41711	10.1	4/20/2026
10.6	Form of Registration Rights Agreement, by and among USAR, Serra Verde Rare Earths Ltd., as the Seller Representative, and certain SVRE shareholders	8-K	001-41711	10.2	4/20/2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    Furnished herewith.

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Rare Earth, Inc.

Date:	May 14, 2026	By:	/s/ BARBARA HUMPTON
Barbara Humpton
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2026	By:	/s/ WILLIAM ROBERT STEELE JR.
William Robert Steele Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

USA Rare Earth, Inc. | Q1'2026 Quarterly Report (Form 10-Q) |	37