Form 10-Q
period 2026-06-30
USA Rare Earth, Inc.
filed 2026-08-10
CIK 1970622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
As of August 4, 2026, there were 244,720,099 shares of the registrant’s Common Stock outstanding, $0.0001 par value, and 1,224,351 shares of 12% Series A Cumulative Convertible Preferred Stock, $0.0001 par value.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our future results of operations or financial condition, business strategies, and expectations for our business and industry. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are reasonable when made, we cannot assure you that we will achieve or realize these plans or expectations. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast, ”“foreseeable,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “pursue,” “should,” “subject to,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•the proposed acquisition of Serra Verde Group (“Serra Verde” or “SVG”), the expected timing and completion of the SVG acquisition, the expected benefits of the acquisition including anticipated financial results and synergies, the integration of Serra Verde’s operations, projections regarding Serra Verde’s business and the combined company’s business, and the combined company’s ability to achieve positive cash flow;
•expected benefits from our transactions with Carester SAS (“Carester”) and Texas Mineral Resources Corp. (“TMRC”);
•development of our magnet production facility at Stillwater and our refined metals production facility at Blacksburg, South Carolina (the “Blacksburg Facility”), including the timing of expected production milestones and associated costs;
~~•~~the ability to realize the benefits expected from the acquisition of Less Common Metals Ltd. (the “LCM Acquisition”);
•the ability to satisfy the funding conditions of and to realize the anticipated benefits of the anticipated funding from the U.S. Department of Commerce;
•demand for magnets from our production facility once it is operational;
•the opportunity, size and growth rates of the rare earth element (“REE”) market and market for related magnets;
•access to and ability to process raw materials for magnet production, including through swarf processing and development of the Round Top Project, which consists of our operations and rights related to Round Top Mountain and the Round Top Mountain heavy rare earth element (“HREE”) metals deposit, including operations at our Wheat Ridge hydrometallurgical demonstration facility (“Round Top Project,” and together with the Stillwater Facility and the Blacksburg Facility, our “Projects”);
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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to materially differ include, but are not limited to the risks below, which also serve as a summary of the principal risks of an investment in our securities:

•The proposed transactions with Serra Verde and Carester may not be consummated on their anticipated timeline or at all, and failure to complete the transactions could adversely affect our business, financial condition, and results of operations.
•We may not realize the anticipated benefits of our proposed, current, and prior acquisitions and transactions, including transactions with Serra Verde, Carester and TMRC, including expected synergies, financial performance, estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, in the case of Serra Verde, integration of operations, on the anticipated timeline or at all.
•Following the consummation of the Serra Verde merger, we will be subject to political, economic, regulatory, tax, currency and other risks associated with Serra Verde’s operations in Brazil and Switzerland that could adversely affect the combined company’s business, results of operations and financial condition.
•The combined company after the Serra Verde merger will assume substantial indebtedness under Serra Verde’s Retained Finance Agreement with the DFC, which contains restrictive covenants and other requirements that could adversely affect the combined company’s financial flexibility and operations.
•If the conditions precedent to the offtake agreement entered into in connection with the Serra Verde transaction are not satisfied or waived, or if the offtake agreement is terminated for any reason, Serra Verde may lose the significant commercial benefits provided by the offtake agreement and be forced to seek alternative buyers on less favorable terms, which could materially adversely affect our business, financial condition, results of operations and prospects.
•The issuance of shares of Common Stock in the merger and other contemplated issuances will dilute the voting power of our existing stockholders and their percentage interest in any future earnings of the Company.
•The effectiveness of the planned CEO transition is contingent on the timely closing of the Serra Verde acquisition. Any delay or failure of this acquisition to close could result in leadership uncertainty and may require the Board to identify an alternative CEO successor.
•Our magnet manufacturing facility in Stillwater, Oklahoma (“Stillwater Facility”) has recently been commissioned and has commenced commercial production; however, we have not begun generating revenue from sintered neodymium-iron-boron (“NdFeB”) permanent magnets (also referred to as neo magnets), our planned Blacksburg Facility is in early-stage development, and we have a limited history in commercial magnet-making operations and the lack of commercial operations limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.
•The Round Top Project is at the exploration stage and we have not commenced construction or commission of the mine or related facilities, and the development of the Round Top Project into a producing mine is subject to a variety of risks which may cause the development of the Round Top Project into a producing mine to not occur, be delayed, or not result in the commercial extraction of minerals.
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
•Fluctuations in rare earth market demand and prices, and limited demand for our products, could materially adversely affect the combined company’s revenue and profitability.
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
•Being designated on an export control list by China has had and is expected to continue to have an adverse impact on USAR’s ability to source key raw materials and supplies from China, which has impacted and is expected to continue to impact USAR’s business.
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
•We are subject to certain agreements with government entities at the national or state level that have provided us with certain incentives and favorable financing and contain conditions and obligations, including local investment, job creation, and repayment terms, that, if not complied with, could negatively impact our business or require us to repay that financing or lose access to those incentives.
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
•The funding from the U.S. Department of Commerce is expected to be funded in phases over time and is subject to our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all.
•The market price and trading volume of our common stock have been, and may continue to be, highly volatile, and could be subject to wide fluctuations in response to various factors, many of which are beyond our control.
•The other factors described in “Part II, Item 1A” in this Quarterly Report.

Additional risks and detailed information regarding factors that may cause actual results to differ materially has been and will be included in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent filings.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q)

USA RARE EARTH, INC.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

USA Rare Earth, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,530,147	$359,925
Accounts receivable	6,270	3,764
Inventories	50,138	18,535
Prepaid expenses	12,347	2,865
Other assets, current	73,687	286
Total current assets	1,672,589	385,375
Property, plant and equipment, net	146,751	86,449
Mineral interests	17,339	17,339
Goodwill	134,848	134,848
Other intangible assets, net	65,899	68,612
Equipment deposits	46,904	1,879
Operating lease right-of-use assets	2,151	321
Deferred arrangement costs	912,091	—
Other assets, non-current	255	176
Total assets	$2,998,827	$694,999
LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$17,367	$11,069
Accrued liabilities	31,679	14,073
Contract liabilities, current	1,328	10,500
Note payable	—	1,849
Finance leases, current	290	283
Operating leases, current	350	137
Total current liabilities	51,014	37,911
Deferred grant income	8,482	8,200
Finance leases, non-current	445	592
Operating leases, non-current	2,111	185
Earnout liability	—	108,671
Warrant liability	364,189	19,534
Deferred tax liability	15,665	16,715
Contract liabilities, non-current	9,602	—
Total liabilities	451,508	191,808
Commitments and contingencies (Note 5)
Mezzanine equity
12% Series A Cumulative Convertible Preferred Stock subject to possible redemption	10,347	8,905
Total mezzanine equity	10,347	8,905
Stockholders' equity
Common stock	24	15
Accumulated other comprehensive (loss) income	(927)	130
Additional paid-in capital	3,003,612	879,848
Accumulated deficit	(464,681)	(387,360)
Non-controlling interest	(1,056)	1,653
Total stockholders' equity	2,536,972	494,286
Total liabilities, mezzanine equity, and stockholders' equity	$2,998,827	$694,999

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 1

USA Rare Earth, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share)
Revenue	$5,821	$—	$11,519	$—
Cost of revenue	7,404	—	12,996	—
Gross loss	(1,583)	—	(1,477)	—

Operating expenses:
Selling, general and administrative	32,607	6,227	53,782	13,256
Research and development	10,768	2,577	25,017	4,266
Amortization of intangible assets	1,356	—	2,713	—
Total operating expenses	44,731	8,804	81,512	17,522
Loss from operations	(46,314)	(8,804)	(82,989)	(17,522)

Other income (expense), net
Interest income	370	765	472	952
Dividend income	14,581	—	26,449	—
Grant income	240	—	446	—
(Loss) gain on fair market value of financial instruments, net	22,418	(134,662)	(21,135)	(74,362)
Interest expense and other expense, net	(3,771)	(12)	(4,364)	(99)
Total other income (expense), net	33,838	(133,909)	1,868	(73,509)
Loss before income taxes	(12,476)	(142,713)	(81,121)	(91,031)
Benefit from income taxes	(513)	—	(1,090)	—
Net loss	(11,963)	(142,713)	(80,031)	(91,031)
Net loss attributable to non-controlling interest	(1,630)	(207)	(2,709)	(357)
Net loss attributable to USA Rare Earth, Inc.	$(10,333)	$(142,506)	$(77,322)	$(90,674)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(727)	—	(1,057)	—
Comprehensive loss attributable to USA Rare Earth, Inc.	$(11,060)	$(142,506)	$(78,379)	$(90,674)

Net loss per share attributable to USA Rare Earth, Inc.:
Basic and diluted	$(0.05)	$(1.54)	$(0.37)	$(0.99)

Number of shares used in per share calculations:
Basic and diluted	230,081	92,769	213,347	91,598

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 2

USA Rare Earth, Inc.
Condensed Consolidated Statements of Mezzanine Equity

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
12% Series A Cumulative Convertible Preferred Stock
Beginning balance	1,224	$9,614	5,233	$32,397	1,224	$8,905	2,739	$21,173
USARE LLC Convertible Preferred unit dividends	—	—	—	—	—	—	84	1,082
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	2,279	11,745
Shares issued in reverse recapitalization	—	—	—	—	—	—	131	1,527
Deferred offering costs	—	—	—	—	—	—	—	(3,237)
Deemed dividend and accretion to redemption value	—	733	—	11,569	—	1,442	—	11,676
Conversions	—	—	(1,519)	(18,724)	—	—	(1,519)	(18,724)
Ending balance	1,224	$10,347	3,714	$25,242	1,224	$10,347	3,714	$25,242

Subscription Receivable
Beginning balance		$—		$—		$—		$(1,250)
Shares issued in reverse recapitalization		—		—		—		1,250
Ending balance		$—		$—		$—		$—

Total Mezzanine Equity
Beginning balance	1,224	$9,614	5,233	$32,397	1,224	$8,905	2,739	$19,923
Ending balance	1,224	10,347	3,714	25,242	1,224	10,347	3,714	25,242

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 3

USA Rare Earth, Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Common Stock
Beginning balance	217,976	$22	81,952	$8	148,055	$15	60,091	$6
USARE LLC Convertible Preferred unit dividends	—	—	—	—	—	—	182	—
Shares issued in reverse merger recapitalization	—	—	—	—	—	—	21,679	2
Conversion of 12% Series A Cumulative Convertible Preferred Stock	—	—	2,610	—	—	—	2,610	—
Investor warrants exercised	—	—	3,051	1	10	—	3,051	1
Conversion of Earnout liability	10,100	1	—	—	10,100	1	—	—
PIPE financing	—	—	8,550	1	69,767	7	8,550	1
Government grant program	16,133	1	—	—	16,133	1	—	—
Other issuances	462	—	26	—	606	—	26	—
Ending balance	244,671	$24	96,189	$10	244,671	$24	96,189	$10

Additional Paid-In Capital
Beginning balance		$2,332,912		$24		$879,848		$104,244
Equity-based compensation		5,248		—		10,187		241
Deemed dividend - preferred accretion to redemption value		(733)		(11,569)		(1,442)		(11,676)
Conversions of 12% Series A Cumulative Convertible Preferred Stock		—		18,724		—		18,724
Common stock issuance		—		353		—		353
Warrant exercises		—		38,469		255		38,469
PIPE financing		—		—		1,499,993		—
PIPE financing costs		—		—		(51,003)		—
Government grant program		451,394		—		451,394		—
Conversion of earnout liability		215,827		—		215,827		(99,639)
Forward purchase agreement		—		269		—		50
Transaction bonus		—		—		—		841
Extinguishment of note payable		—		—		—		1,506
Reverse recapitalization		—		—		—		(6,843)
Other		(1,036)		—		(1,447)		—
Ending balance		$3,003,612		$46,270		$3,003,612		$46,270

Accumulated Other Comprehensive Loss
Beginning balance		$(200)		$—		$130		$—
Translation adjustment		(727)		—		(1,057)		—
Ending balance		$(927)		$—		$(927)		$—

Subscription Receivable
Beginning balance		$—		$(17,187)		$—		$—
Forward purchase agreements prepayment		—		—		—		(20,389)
Early termination of forward purchase agreements		—		17,120		—		20,391
Accretion of forward purchase agreements		—		67		—		(2)
Ending balance		$—		$—		$—		$—

Accumulated Deficit
Beginning balance		$(454,349)		$(37,994)		$(387,360)		$(72,872)
Shares issued in reverse merger recapitalization		—		—		—		(16,954)
Dilution of non-controlling interest		—		(24)		—		(24)
Other		1		—		1		—
Net loss attributable to USA Rare Earth, Inc.		(10,333)		(142,482)		(77,322)		(90,650)
Ending balance		$(464,681)		$(180,500)		$(464,681)		$(180,500)

Non-Controlling Interest
Beginning balance		$574		$2,493		$1,653		$2,643
Net loss attributable to non-controlling interest		(1,630)		(207)		(2,709)		(357)
Ending balance		$(1,056)		$2,286		$(1,056)		$2,286

Total Stockholders’ Equity (Deficit)
Beginning balance	217,976	$1,878,959	81,952	$(52,656)	148,055	$494,286	60,091	$34,021
Ending balance	244,671	2,536,972	96,189	(131,934)	244,671	2,536,972	96,189	(131,934)

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 4

USA Rare Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net loss	$(80,031)	$(91,031)
Adjustments to reconcile net loss to cash used in operating activities
Equity-based compensation expense	11,003	1,282
Depreciation	1,579	135
Amortization of other intangible assets	2,713	—
Amortization of right of use assets	293	202
Foreign currency transactions	(139)	—
Loss on fair market value of financial instruments	21,135	74,362
Other non-cash adjustments	14	2,099
Changes in operating assets and liabilities:
Accounts receivable	(2,506)	—
Inventories	(26,428)	—
Prepaid and other assets	(18,661)	(1,035)
Accounts payable	7,465	(2,785)
Accrued and other liabilities	8,320	(1,364)
Deferred tax liability	(1,050)	—
Contract liabilities	548	—
Lease liability	139	(103)
Deferred grants	282	—
Net cash used in operating activities	(75,324)	(18,238)

Cash flows from investing activities:
Capital expenditures and equipment deposits	(108,388)	(6,297)
Net cash used in investing activities	(108,388)	(6,297)

Cash flows from financing activities:
Proceeds from issuance of USARE LLC Preferred units	—	23,250
Payment of issuance cost for USARE LLC Preferred units	—	(400)
IPXX contribution of capital through merger	—	22,867
Prepayment of Forward Purchase Agreements	—	(20,789)
Proceeds from termination of Forward Purchase Agreements	—	20,789
Payment of securities issuance costs	(51,003)	(8,281)
Payment of issuance cost for PIPE financing	—	(4,822)
Proceeds from issuance of common stock under PIPE financing	1,500,000	75,000
Payment of deferred government loan costs	(27,745)	—
Proceeds from exercise of warrants	68	21,951
Repayment of revolving credit facility	(1,849)	—
Payments on financed leases	(140)	—
Net cash provided by financing activities	1,419,331	129,565

Effect of exchange rate differences on cash, cash equivalents and restricted cash	(1,175)	—

Net change in cash, cash equivalents and restricted cash	1,234,444	105,030
Cash, cash equivalents and restricted cash, beginning of year	359,925	16,761
Cash, cash equivalents and restricted cash, end of period	$1,594,369	$121,791

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 5

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

USA Rare Earth, Inc. (collectively with its subsidiaries, the “Company,” “USARE,” “we,” “us,” or “our”) is building a leading global rare earth value chain, from mine to magnet and beyond. The Company intends to secure, reshore, and grow the materials intelligence and production technologies required to stand up a resilient rare earth industry. This advanced industrial operating system should strengthen supply-chain security for the national defense, manufacturing and technology of the United States (“U.S.”) and its allies. The Company’s plan is to build an integrated platform to encompass the entire rare earth value chain: extraction and separation of rare earth oxides; conversion of oxides into metals, alloys and strip-cast; and production of sintered neodymium-iron-boron (“NdFeB”) permanent magnets, which the Company refers to as “neo magnets.” This capability should address the supply-chain vulnerabilities created by China’s current dominance of rare earth processing, and metal and magnet manufacturing.

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

The December 31, 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements and does not include all disclosures, including notes, required by GAAP; however, the Company believes the disclosures included are adequate to make the information presented not misleading. The June 30, 2026 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2025 Annual Report.

The unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 6

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. References to a year refer to the Company’s fiscal years ended on December 31 of the specified year.

Reclassifications

Certain prior period amounts have been reclassified in the Condensed Consolidated Balance Sheets and certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation. These reclassifications had no effect on the Company’s previously reported financial position, results of operations and comprehensive loss, mezzanine and stockholders' equity, net loss per share, or cash flows.

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

Recently Adopted Accounting Pronouncement

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU applies to business entities that receive government grants and addresses the accounting for cash and non-monetary grants, including forgivable loans, while excluding tax abatements, income tax credits, and exchange transactions. The ASU requires recognition of government grants when there is reasonable assurance that the entity will comply with the conditions attached to the grants and the grants will be received. The amendments permit income‑related grants to be presented as either other income or a reduction of related expenses, and asset‑related grants to be recorded as deferred income or as a reduction of the asset’s cost basis. This ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The ASU permits adoption using a modified prospective, modified retrospective, or full retrospective transition method. The Company early adopted the ASU effective January 1, 2026, using the modified prospective approach. Under this transition method, the guidance is applied to transactions occurring on or after the adoption date, and prior-period amounts are not adjusted. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 7

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted

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

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 8

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Money Market Funds

During February 2026, the Company began investing a portion of its cash balances in institutional floating-Net Asset Value (“NAV”) prime money market funds. The fair value of the Prime money market funds approximates their carrying amounts due to the highly liquid, short-term nature of the underlying financial assets. Any minor unrealized gains or losses resulting from daily NAV fluctuations are recorded within Other income (expense), net on the Condensed Statement of Operations and Comprehensive Loss.

	Level	June 30, 2026	December 31, 2025
		(In thousands)
Money market funds	Level 1	$—	$353,841
U.S. Government money market funds	Level 1	755,518	—
Prime money market funds	Level 1	728,455	—
Total money market funds (included in Cash and cash equivalents)		$1,483,973	$353,841

Level 3 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the Company’s Level 3 financial liabilities measured at fair value on a recurring basis. The Company has no Level 3 financial assets measured at fair value on a recurring basis.

	June 30, 2026	December 31, 2025
	(In thousands)
Liabilities
Earnout liability	$—	$108,671
Warrant liabilities
Series A Warrant	40,690	19,534
Government Grant Warrant	323,499	—
Total Warrant liabilities	364,189	19,534
Total	$364,189	$128,205
Level 3 Valuation and Reconciliation

Earnout Liability

The Company valued the earnout liability using a Monte Carlo simulation model which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the earnout liability as of the dates indicated. In the second quarter of 2026, all contingent conditions required for the conversion of earnout shares were satisfied, and the shares were subsequently distributed to their holders at a fair value of $215.8 million on the date of conversion.

	June 30, 2026	December 31, 2025
Share price	(1)	$11.90
Expected volatility	(1)	70.1%
Risk-free interest rate	(1)	3.70%
Remaining term (in years)	(1)	5.2

(1)As of June 30, 2026, all earnout shares had been distributed and there were no shares outstanding.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 9

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the reconciliation of the earnout liability measured at fair value on a recurring basis for the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$145,080	$46,232	$108,671	$—
Establishment of liability at March 13, 2025	—	—	—	99,639
Unrealized loss in estimated fair value (1)	70,747	53,775	107,156	368
Conversion of earnout shares (2)	(215,827)	—	(215,827)	—
Balance, end of period	$—	$100,007	$—	$100,007

(1)The “Unrealized loss in estimated fair value” is recognized in (Loss) gain on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2)In the second quarter of 2026, all contingent conditions required for the conversion of earnout shares were satisfied, and the shares were subsequently distributed to their holders. The amount represents the fair value of the earnout liability on the date of conversion.

Series A Warrant Liability
The Company valued the Series A Warrant liability using a Monte Carlo simulation model which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the Series A Warrant liability as of the dates indicated.

	June 30, 2026	December 31, 2025
Share price	$21.58	$11.90
Exercise price	$7.00	$7.00
Expected volatility	68.1%	67.3%
Risk-free rate	4.1%	3.6%
Dividend yield	—%	—%
Put term (in years)	3.7	4.2

The following table presents the reconciliation of the Series A Warrant liability measured at fair value on a recurring basis for the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$26,491	$34,475	$19,534	$—
Establishment of liability at March 13, 2025	—	—	—	40,652
Unrealized loss in estimated fair value (1)	14,199	35,758	21,343	29,581
Warrant exercises	—	(16,518)	(187)	(16,518)
Balance, end of period	$40,690	$53,715	$40,690	$53,715

(1)The “Unrealized loss in estimated fair value” is recognized in (Loss) gain on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 10

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Government Grant Warrant Liability
The Company valued the Government Grant Warrant liability using a Black-Scholes-Merton simulation model which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the Government Grant Warrant liability as of the dates indicated. See Note 13, “Government Grants – U.S. Department of Commerce CHIPS Act Awards,” for additional information related to the Government Grant Warrant liability.

	June 30, 2026	June 3, 2026
Share price	$21.58	$27.98
Exercise price	$17.17	$17.17
Expected volatility	79.4%	79.7%
Risk-free rate	4.4%	4.4%
Dividend yield	—%	—%
Put term (in years)	9.9	10.0

The following table presents the reconciliation of the Government Grant Warrant liability measured at fair value on a recurring basis for the dates indicated.

Three and Six Months Ended June 30, 2026
(In thousands)
Balance, beginning of period	$—
Establishment of liability at June 3, 2026	430,862
Unrealized gain in estimated fair value (1)	(107,363)
Balance, end of period	$323,499

(1)The “Unrealized gain in estimated fair value” is recognized in (Loss) gain on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 3. Other Financial Information

Inventories

Inventories consist of materials, labor, and manufacturing overhead and are stated at the lower of weighted‑average cost or net realizable value. The following table presents inventories as of the dates indicated.

	June 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$30,361	$16,391
Work-in-process	16,235	913
Finished goods	3,542	1,231
Total inventories	$50,138	$18,535

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 11

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Assets, Current

The following table presents prepaid expenses and other assets, current as of the dates indicated.

	June 30, 2026	December 31, 2025
	(In thousands)
Prepaid expenses
Prepaid insurance	$2,037	$728
Engineering and consulting costs	70	2,137
Supplier advances	8,899	—
Other	1,341	—
Total prepaid expenses	$12,347	$2,865

Other assets, current
Restricted cash (1)	$64,222	$—
Other	9,465	286
Total other assets, current	$73,687	$286

(1)Restricted cash represents funds held in escrow and legally restricted pursuant to the terms of the escrow agreement, which requires the amounts to be reserved for the development of the Blacksburg, South Carolina property.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 12

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

	June 30, 2026	December 31, 2025
	(In thousands)
Land	$707	$707
Land improvements	611	403
Buildings	7,078	7,038
Building improvements	28,640	2,566
Manufacturing equipment	26,331	12,404
Lab equipment	5,111	3,724
Automobiles	51	—
Leasehold improvements	1,278	795
Furniture & fixtures	72	46
Computer equipment	269	13
Construction in progress - Buildings (1)	54,225	30,267
Construction in progress - Magnet plant equipment and other (1)	24,623	29,083
Property, plant and equipment, gross	148,996	87,046
Less: Accumulated depreciation	(3,165)	(1,640)
Property, plant and equipment, net	145,831	85,406

Finance lease right-of-use assets	1,233	1,233
Less: Accumulated amortization	(313)	(190)
Finance lease-right-of-use assets, net	920	1,043

Total property, plant and equipment, net	$146,751	$86,449

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation expense	$950	$108	$1,579	$135
Amortization expense	62	61	123	67
Total depreciation and amortization	$1,012	$169	$1,702	$202

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 13

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
The following table presents the Company’s other intangible assets, by major class, as of the dates indicated.

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Trade name	$7,245	$(302)	$6,943	$7,245	$(60)	$7,185
Customer relationships	11,856	(370)	11,486	11,856	(74)	11,782
Supplier relationships	33,986	(2,124)	31,862	33,986	(425)	33,561
Know-how	16,203	(595)	15,608	16,203	(119)	16,084
Total other intangible assets	$69,290	$(3,391)	$65,899	$69,290	$(678)	$68,612

The following table presents amortization expense related to the Company’s other intangible assets for the periods indicated. There was no intangible amortization for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In thousands)
Trade name	$121	$242
Customer relationships	148	296
Supplier relationships	849	1,699
Know-how	238	476
Total amortization of other intangible assets	$1,356	$2,713

The following table presents estimated future amortization expense of finite‑lived intangible assets as of June 30, 2026.

Year Ending December 31,	Finite-lived Intangible Assets
(In thousands)
2026 (remaining six months)	$2,715
2027	5,428
2028	5,428
2029	5,428
2030	5,428
2031 and thereafter	41,472
Total estimated amortization	$65,899

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 14

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Liabilities

The following table presents accrued liabilities as of the dates indicated.

	June 30, 2026	December 31, 2025
	(In thousands)
Payroll and related employee taxes	$3,545	$2,659
Construction in progress	14,550	6,302
Consulting	3,778	883
Legal	2,518	1,668
Financing costs	2,167	—
Asset retirement obligation (1)	690	700
Other	4,431	1,861
Total accrued liabilities	$31,679	$14,073

(1)The Company recorded certain Asset Retirement Obligations (“ARO”), in connection with the Company’s obligation to return its Cheshire, United Kingdom building to its “original condition,” as defined in the lease agreement. The building lease will expire in November 2026 and the estimated cost is expected to be paid at lease expiration.

The following table presents the ARO activity for the periods indicated. There were no ARO valuation adjustments for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In thousands)
Balance, beginning of period	$689	$700
Foreign currency translation	1	(10)
Balance, end of period	$690	$690

Contract Liabilities

The Company’s contract liabilities consist of customer deposits and deferred revenue when cash payments are received in advance of the Company’s performance. As of June 30, 2026, the Company evaluated its remaining performance obligations associated with its contract liabilities. The related revenue is expected to be recognized as performance obligations are satisfied over the remaining contract terms, with amounts expected to be recognized within the next 12 months classified as contract liabilities, current and amounts expected to be recognized thereafter classified as contract liabilities, non-current.

	June 30, 2026	December 31, 2025
	(In thousands)
Contract liabilities, current	$1,328	$10,500
Contract liabilities, non-current	9,602	—
Total contract liabilities	$10,930	$10,500

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 15

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the activity related to contract liabilities for the dates indicated. There was no contract liability activity for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In thousands)
Balance, beginning of period	$10,377	$10,500
Contract liabilities related to acquisition	—	(26)
Revenue recognized related to amounts included in balance, beginning of period	(798)	(798)
Cash received, excluding amounts recognized as revenue during the period	1,341	1,345
Translation adjustments	10	(91)
Balance, end of period	$10,930	$10,930

Notes Payable

The following table presents notes payable as of the dates indicated.

	June 30, 2026	December 31, 2025
	(In thousands)
Barclays Trade Loan	$—	$1,849

On February 13, 2026, the Company repaid the outstanding Barclays Trade Loan balance in full, including accrued interest, to Barclays Bank PLC, and the loan was cancelled upon repayment.

The following table presents interest expense related to the Company’s notes payable for the periods indicated. There was no interest expense related to the Company’s notes payable during the three months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Hatch Note (1)	$—	$54
Barclays Trade Loan (2)	103	—
Total interest expense	$103	$54

(1)The Hatch Note was extinguished on March 13, 2025.
(2)The Barclays Trade Loan was repaid in full on February 13, 2026.

Supplemental Cash Flow Information

Cash and Non-cash Transactions

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash Transactions
Cash paid for interest	$103	$—
Non-cash Transactions
Purchases of property and equipment in accounts payable and other accrued liabilities	$3,169	$—
USARE LLC Convertible Preferred unit dividends	—	3,042
Finance right of use assets obtained in exchange for finance lease liabilities	—	1,233
Non-cash lease liabilities arising from obtaining right of use assets	2,000	427
Issuance of Government Grant Warrants	430,862	—

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 16

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Reconciliation of Cash, Cash Equivalents and Restricted Cash

The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash and cash equivalents, and restricted cash. The following table presents a reconciliation of cash and cash equivalents, and restricted cash reported for each period within the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows that sum to the total of such amounts.

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Cash and cash equivalents	$1,530,147	$121,791	$359,925
Restricted cash (included in Other assets, current)	64,222	—	—
Cash, cash equivalents and restricted cash	$1,594,369	$121,791	$359,925

Note 4. Variable Interest Entity

Round Top Mountain Development

Round Top Mountain Development, LLC (“RTMD”) is a variable interest entity (“VIE””), has mining rights at Round Top Mountain in the State of Texas, and is developing processing technology to process the rare earth minerals to be mined at Round Top Mountain.

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

On March 4, 2026, the Company entered into a definitive Agreement and Plan of Merger with TMRC. On August 7, 2026, the Company closed the acquisition of TMRC, to which the Company acquired 100% of the outstanding shares of TMRC. The transaction is valued at approximately $73.9 million based on the closing price of the Company’s common stock on the August 7, 2026. The aggregate merger consideration consists of approximately 3.8 million shares of the Company’s common stock, with cash paid in lieu of fractional shares.

Subsequent to the closing, the Company will be the sole operator and 100% economic beneficiary of the “Round Top Project,” which consists of our operations and rights related to Round Top Mountain and the Round Top Mountain heavy rare earth element (“HREE”) metals deposit (the “Round Top Deposit”). The transaction is intended to secure full ownership control of the project, and streamline operations, governance and decision-making.

Under the amended and restated limited liability company agreement of RTMD, prior to the above forementioned acquisition of TMRC, in the event that TMRC does not fund its share of mandatory capital contributions called for by the Company as the manager of RTMD, the Company is obligated to cover the shortfall by making additional capital contributions to RTMD (or in the event that the Company does not fund, the capital call will be withdrawn). If the Company does fund the capital contribution, additional equity interests in RTMD will be issued to the Company and TMRC will be proportionally diluted in accordance with the terms of the amended and restated limited liability company agreement. TMRC’s failure to fund its share of mandatory capital contributions called under the agreement during the six months ended June 30, 2026 has caused the Company’s ownership interest in RTMD to be increased by 40 basis points.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 17

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the ownership percentages of the Company and TMRC and the changes in ownership percentages as of the dates indicated.

	June 30, 2026	December 31, 2025	Ownership Change
			(Basis points)
USA Rare Earth, Inc.	81.7%	81.3%	40
Texas Mineral Resources Corp.	18.3%	18.7%	(40)

The following table presents the assets and liabilities of RTMD that are included in the Company’s Condensed Consolidated Balance Sheets as of the dates indicated.

	June 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Cash and cash equivalents	$—	$38
Prepaid expenses	100	106
Operating lease right-of-use assets	418	321
Mineral interests	17,339	17,339
Property, plant and equipment, net	698	201
Equipment deposits	63	—
Other assets, non-current	28	27
Total assets	$18,646	$18,032

LIABILITIES
Accounts payable	$1,068	$61
Accrued liabilities	2,514	469
Finance leases, current	233	137
Finance leases, non-current	188	185
Total liabilities	$4,003	$852

RTMD did not record depletion expense for the mineral interests for the three and six months ended June 30, 2026 and 2025.

RTMD’s creditors have no recourse against the Company for the RTMD consolidated liabilities included within the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not the obligations of the Company.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 18

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Commitments and Contingencies

Potential Future Environmental Contingency

The Company's planned exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes its current operations are materially in compliance with all applicable laws and regulations. As the Company's mining activities have not yet commenced, the Company has made, and expects to make, expenditures to comply with applicable environmental laws and regulations. The ultimate amount of reclamation and site-restoration costs to be incurred for future mining operations is unknown and uncertain as of June 30, 2026.

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

During the first quarter of 2026, the Company proposed to settle the matter. The Company determined that the proposed settlement consideration, consisting of cash, cash payments in lieu of equity awards, and interest, was both probable and reasonably estimable and, accordingly, recorded an estimated loss contingency of approximately $0.4 million in the accompanying Condensed Consolidated Balance Sheet. Subsequent to June 30, 2026 and through the date of this Report, the settlement agreement has not been finalized. Any settlement, if consummated, will not constitute an admission of liability by the Company.

MP Materials Corp.

On May 22, 2026, MP Materials Corp., MP Magnetics LLC, and MP Mine Operations LLC (collectively, “Plaintiffs”) filed an action in the Business Court of Texas, Eighth Division against USA Rare Earth, Inc., its Director of Magnet Operations, Kevin Elkins, and FOM Technologies Inc. (Case No. 26-BC08A-0018), alleging misappropriation of trade secrets under the Texas Uniform Trade Secrets Act, breach of contract, tortious interference, and unjust enrichment. Plaintiffs seek a temporary and permanent injunction against further alleged use and possession of their allegedly protected technology, unspecified monetary damages, and attorneys’ fees. The Company disputes the allegations and intends to vigorously defend against such claims.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 19

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Leases

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

On February 27, 2026, the Company entered into a non-cancelable operating lease for office space in Washington, D.C. to support general and administrative functions. The Company obtained control of the premises on April 1, 2026 for the purpose of performing leasehold improvements, which represents the lease commencement date under ASC 842. While the lease commenced on April 1, 2026, fixed rent payments commence on July 1, 2026, and the lease expires on August 31, 2032. Total minimum lease payments over the lease term are $2.5 million, excluding variable costs such as taxes and common area maintenance. A right‑of‑use asset and lease liability were recognized as of April 1, 2026.

Purchase Commitments

The Company enters into non-cancelable purchase orders in the ordinary course of business for inventory and capital equipment. Commitments for inventory are generally short-term in nature. Capital equipment commitments are generally fulfilled within one year, with certain long lead time items extending beyond one year. As of June 30, 2026, the Company had open equipment purchase orders of $14.7 million which will be fulfilled later than one year from the reporting date.

Note 6. Mezzanine and Stockholders' Equity

The following table presents the number of shares of Common Stock and Preferred Stock authorized and outstanding as of the dates indicated.

			Shares Outstanding
Class of Stock	Authorized	Par Value	June 30, 2026	December 31, 2025
	(In thousands, except par value)
Common stock	750,000	$0.0001	244,671	148,055
Preferred stock
12% Series A Cumulative Convertible Preferred Stock (1)	15,000	$0.0001	1,224	1,224
Undesignated preferred stock	35,000	$0.0001	—	—
Total preferred stock	50,000	$0.0001	1,224	1,224

Total authorized	800,000

(1)The liquidation value was $10.3 million and $8.9 million on June 30, 2026 and December 31, 2025, respectively.

$1.50 Billion Private Investment In Public Equity (“PIPE”)

On January 27, 2026, the Company closed a $1.50 billion private placement in the form of a PIPE (the “$1.50B PIPE”) with multiple investors. The Company issued 69.8 million shares of common stock on January 28, 2026 for gross proceeds of $1.50 billion and received net proceeds of $1.45 billion after deducting financing costs. The net proceeds are included in Cash and cash equivalents, and the 69.8 million shares issued are reflected in Common stock and Additional paid-in capital.

U.S. Department of Commerce CHIPS Act Agreements

On June 3, 2026, in connection with the Company's CHIPS Act agreements with the U.S. Department of Commerce (the “Dept. of Commerce”), the Company issued 16,132,790 shares of common stock and warrants to purchase 17,600,584 shares of common stock. See Note 13, “Government Grants – U.S. Department of Commerce CHIPS Act Awards,” for additional information regarding these instruments and the related accounting.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 20

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Equity-Based Compensation

Stock-based Compensation Expense

The following table presents stock‑based compensation expense for the periods indicated.

		Three Months Ended June 30,		Six Months Ended June 30,
	Incentive Plan	2026	2025	2026	2025
		(In thousands)
Restricted stock units (1)	2024 Incentive Plan	$5,989	$—	$10,864	$—
Performance restricted stock units	2024 Incentive Plan	75	—	139	—
Incentive units	Legacy Incentive Plan	—	—	—	441
Class A units (1)	Legacy Incentive Plan	—	—	—	841
Total		$6,064	$—	$11,003	$1,282

(1)In the six months ended June 30, 2025, USARE LLC recorded equity-based compensation for issuance of its Class A Units to certain consultants pursuant to existing bonus agreements. In the six months ended June 30, 2025, USARE LLC recorded the forfeiture of equity-based compensation of the Company’s former CEO.

Note 8. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
Loss before income taxes	$(12,476)	$(142,713)	$(81,121)	$(91,031)
Benefit from income taxes	(513)	—	(1,090)	—
Effective tax rate			1.3%	—%

The Company is subject to taxation in the United States, the United Kingdom, France, and various state jurisdictions. The Company’s effective tax rate of 1.3% is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, the estimated annual effective tax rate is updated if the Company revises its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is recorded.

The difference between the effective tax rate of 1.3% and the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2026, respectively, was due to changes in the valuation allowance, which entirely offsets the Company's net deferred tax assets in the United States, and the amortization of the identifiable intangible assets accounted for in purchase accounting. As of June 30, 2026, the Company determined that, based on an evaluation of all available positive and negative evidence, including cumulative losses and the Company's latest forecasts, it was more likely than not that the Company's deferred tax assets in the United States would not be realized and, therefore, the Company continued to record a full valuation allowance.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 21

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Net Loss per Share

The following table presents the computation of the numerator and denominator used in the calculation of net loss per share attributable to holders of the Company’s common stock. For the three and six months ended June 30, 2026 and 2025, all potentially dilutive securities were excluded from diluted earnings per share as the Company reported a net loss for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except for per share amounts)
Numerator
Net loss attributable to USA Rare Earth, Inc.	$(10,333)	$(142,506)	$(77,322)	$(90,674)
Declared and deemed dividends, and interest accretion	(733)	—	(1,442)	—
Undistributed net loss attributable to USA Rare Earth, Inc.	$(11,066)	$(142,506)	$(78,764)	$(90,674)

Denominator
Weighted-average shares outstanding - basic and diluted	230,081	92,769	213,347	91,598

Net loss per share attributable to USA Rare Earth, Inc.
Basic and diluted	$(0.05)	$(1.54)	$(0.37)	$(0.99)

The following table presents categories of potential shares that are excluded from the diluted per share computation as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Shares in thousands)
12% Series A Cumulative Convertible Preferred Stock (1)	2,443	6,595	2,443	6,595
Series A Warrants	2,437	6,130	2,437	6,130
Earnout Shares (2)	—	10,100	—	10,100
Investor Warrants (3)	—	18,369	—	18,369
Incentive Units	—	10,714	—	10,714
Government Grant Warrants	17,601	—	17,601	—
Total	22,481	51,908	22,481	51,908

(1)Represents the amount of potential common shares, if converted at each reported date.
(2)Represents contingently issuable shares outstanding at each reported date.
(3)Investor warrants outstanding as of June 30, 2025 were fully exercised during 2025 and are therefore excluded from the June 30, 2026 table.

Note 10. Segment Reporting

The Company operates in a single reportable operating segment encompassing its vertically integrated rare earth element magnet production and supply chain. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer.

The CODM assesses performance and allocates resources primarily on the basis of consolidated net loss and total assets, which are reported on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Balance Sheets, respectively. The CODM does not regularly review discrete segment revenue or expense categories beyond the consolidated financial statements for purposes of evaluating performance or allocating resources. Accordingly, the Company has not presented additional quantitative disclosures of significant segment expenses, as such information is not regularly provided to the CODM.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 22

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Because the Company operates in a single reportable segment and the measures used by the CODM are consistent with the consolidated financial statements, no reconciliation is required between segment measures and the consolidated amounts.

Note 11. Concentrations

Disaggregation of Revenue

All of the Company’s revenue is derived from sales of casting and strip casting. The following table presents United States (“domestic”) and international (“foreign”) revenue, based on the customers’ “shipped to” address. No revenue was reported in the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In thousands)
United States	$1,742	$2,702
International	4,079	8,817
Total revenue	$5,821	$11,519

Major Customers

The following table presents the customers that account for 10% or more of the Company’s revenue. Concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the period presented and do not indicate a trend specific to any one customer. No revenue was reported in the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Customer 1	26%	37%
Customer 2	29%	23%
Customer 3	23%	18%
Customer 4	18%	17%
All other customers (1)	3%	5%

(1)Includes individual customers that each accounted for less than 10% of total revenue.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 23

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Merger Transaction and Acquisition

Earnout Share Conversion

In connection with the business combination between the Company and USA Rare Earth, LLC, the Company agreed to issue common stock of the Company (the “earnout shares”) to certain shareholders of USA Rare Earth, LLC in two tranches upon the occurrence of certain triggering events.

•On April 15, 2026, the Company achieved the market-price condition for the first tranche of earnout shares, as the Company's common stock was equal to or exceeded $15.00 per share for at least 20 out of 30 consecutive trading days. As a result, 5.05 million earnout shares were converted into shares of the Company’s common stock.
•On May 15, 2026, the Company achieved the market-price condition for the second tranche of earnout shares, as the Company's common stock was equal to or exceeded $20.00 per share for at least 20 out of 30 consecutive trading days. As a result, 5.05 million earnout shares were converted into shares of the Company’s common stock.

The earnout shares were classified as liabilities and remeasured at fair value on a recurring basis prior to conversion which resulted in a fair value gain on conversion of $70.7 million and $107.2 million in the three and six months ended June 30, 2026, respectively, presented in (Loss) gain on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon conversion, the related earnout liability was reclassified to common stock and additional paid‑in capital. See Note 2, “Fair Value Measurements – Earnout Liability” for a reconciliation of the conversion of the Earnout liability.

Definitive Carester SAS Investment

On April 9, 2026, the Company entered into a binding letter of intent, and subsequently on July 23, 2026, the Company entered into a definitive agreement to acquire a 13.6% equity interest in Carester SAS (“Carester”), the parent company of Caremag SAS, for cash and equity consideration amounting to €40.0 million, or approximately $45.7 million.

The proposed consideration consists of €28.3 million in cash, or approximately $32.4 million, and €11.7 million in equity consideration, or approximately $13.3 million, payable in shares of the Company’s common stock, in each case subject to customary adjustments, including the potential substitution of cash in lieu of the Company’s common stock.

The number of shares of the Company’s common stock to be issued will be determined based on the market price of the Company’s common stock on the closing date of the transaction. As a result, the actual U.S. dollar value of the cash and equity consideration, when translated from euros to U.S. dollars, may differ from the estimated amounts described above.

Proposed SVRE Holdings Ltd. Acquisition

On April 19, 2026, the Company entered into a definitive agreement to acquire 100% of SVRE Holdings Ltd., the parent company of Serra Verde Group (“Serra Verde”), for $300.0 million in cash and 126.8 million shares of the Company’s common stock (approximately $2.53 billion) for total expected consideration of approximately $2.83 billion, as of the date of the definitive agreement. This acquisition is subject to customary conditions. Serra Verde operates a rare earths project in Brazil that is currently in commercial production.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 24

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Government Grants

U.S. Department of Commerce CHIPS Act Awards

On June 3, 2026 (the “Award Date”), the Company entered into a Direct Funding Agreement (the DFA”) and a Loan Guarantee Agreement (the “LGA”) with the U.S. Department of Commerce (the “Dept. of Commerce”) pursuant to the CHIPS and Science Act of 2022 (the “CHIPS Act”). In connection with the execution of these agreements, the Company also entered into a Securities Issuance Agreement with the Dept. of Commerce pursuant to which the Company issued shares of its common stock and warrants to purchase shares of its common stock as conditions precedent to the DFA and LGA, respectively.

As a condition precedent to the DFA, the Company issued to the Dept. of Commerce 16,132,790 shares of its common stock on the Award Date. The shares were measured at fair value based on the Company’s closing stock price of $27.98 per share on the Award Date, resulting in an aggregate fair value of approximately $451.4 million.

As a condition precedent to the LGA, the Company issued to the Dept. of Commerce a warrant to purchase up to 17,600,584 shares of its common stock (the “Warrant”) at an exercise price of $17.17 per share. The Warrant issued under the LGA was initially measured at fair value of $430.9 million ($24.48 per Warrant share) on the Award Date based on an independent third-party valuation.

Together, the combined fair values for the common stock issued under the DFA and the Warrants issued under the LGA of $882.3 million are treated as the total cost incurred to obtain access to the funding arrangement under the CHIPS Act, and along with other financing costs, are recognized as Deferred arrangement costs in the Condensed Consolidated Balance Sheets.

Direct Funding Agreement

The DFA provides for up to $277.0 million in direct funding from the Dept. of Commerce to support the construction and development of domestic rare earth and critical minerals projects (the “Projects”). Receipt of funding under the DFA is contingent upon the Company satisfying various contractual milestones, conditions, and approval requirements. Management evaluates these conditions on an ongoing basis and assesses the probability of achieving the required milestones and ultimately receiving the related funding. Based on this assessment, the Company concluded that recognition of the deferred equity cost (included in the Deferred arrangement costs on the Condensed Consolidated Balance Sheets) at Award Date remains appropriate as of June 30, 2026. In addition, the DFA contains customary representations, covenants, and conditions, including restrictions on stock buybacks and dividends for a five-year period following the Award Date, minimum liquidity requirements, and clawback provisions applicable upon milestone failure or breach of authorized purpose.

The deferred equity cost asset will remain on the balance sheet until direct funding award disbursements are received. Upon receipt of approved cash disbursements, the Company will record a credit to additional paid in capital and reduce a proportionate share of the deferred equity cost with an offset to additional paid in capital. As of June 30, 2026, the Company had not received any direct funding award disbursements, nor had it received formal approval for any disbursement requests..

The common stock issued to the Dept. of Commerce is subject to a one-year lock-up period from the Award Date. The Dept. of Commerce’s voting rights with respect to the shares are restricted to the greatest extent permissible under applicable law.

Loan Guarantee Agreement

The LGA provides for a loan guarantee by the Dept. of Commerce of up to $1.30 billion in borrowings by the Company from the Federal Financing Bank (“FFB”) to fund a portion of the capital costs of the Projects. Advances (“loan disbursements”) under the LGA are subject to milestone-based conditions precedent and are non-revolving. Each loan disbursement has a 15-year maturity from the award date. The interest rate applicable to each loan disbursement is based upon the U.S. Treasury securities at each draw down date plus 150 basis points. The LGA contains customary affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, maintenance of certain financial ratios, and requirements applicable to the use of proceeds. The Company will account for each loan disbursement as debt under ASC 470, Debt. As of June 30, 2026, no advances had been drawn under the LGA.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 25

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The initial fair value of the Warrant was recorded under Warrant liability with an offset to deferred financing costs (included in Deferred arrangement costs in the Condensed Consolidated Balance Sheet). Subsequent changes in the fair value of the warrant liability are recognized in earnings as a component of other income (expense) and do not adjust the deferred financing costs. See Note 2, “Fair Value Measurements – Government Grant Warrant Liability,” for the valuation methodology, significant unobservable inputs, and the roll forward of the warrant liability for the three and six months ended June 30, 2026.

The Warrant has a ten-year term commencing on the Award Date and is exercisable, in whole or in part, beginning on the first anniversary of the Award Date. At expiration, to the extent not previously exercised, the Warrant is deemed automatically exercised on a net-share (cashless) basis. The Warrant includes a holder-elected redemption right upon the occurrence of a Business Combination (as defined in the Warrant), the Dept. of Commerce may require the acquirer to purchase all or a portion of the Warrant at a price equal to the amount the Dept. of Commerce would receive in respect of the underlying Warrant shares in a hypothetical liquidation of the Company at fair market value, payable by wire transfer of immediately available funds. Because this holder-elected cash settlement alternative is available even in a Business Combination in which common shareholders receive non-cash consideration, the cash settlement is not assured to be in the same form as the consideration received by common shareholders, and any such Business Combination would be outside the sole control of the Company, the Warrant does not meet the criteria for equity classification.

The Warrant was immediately issued as a condition precedent to the LGA commitment and is fully exercisable after 1 year, the Warrant is not linked to a specific loan disbursement. Therefore, the Warrant was issued to obtain access to the credit facility provided under the LGA rather than in connection with the issuance of a specific loan disbursement. Debt issuance costs associated with the LGA, comprising 1) the initial fair value of the Warrant, 2) the 2.0% upfront loan commitment fee of $26.0 million, 3) a 2.0% annual ticking fee, paid quarterly, based on the unutilized LGA commitment amount, and 4) directly attributable legal and advisory costs, are deferred as a loan commitment asset and will be reclassified as a debt discount against each FFB note as advances are drawn, and subsequently amortized to interest expense over the term of the applicable note using the effective interest method.

Upon exercise or redemption, in whole or in part, or expiration, the Warrant liability is remeasured to fair value immediately prior to settlement, with the change in fair value recognized in earnings. The portion of the liability settled is then derecognized with a corresponding entry to equity (for net-share settlement) or against cash or other assets (for cash settlement under the holder-elected redemption right).

Note 14. Subsequent Events

Hooton Park Acquisition

On July 2, 2026, the Company purchased its currently leased Less Common Metals. Ltd. manufacturing site, including land and building (also referred to as “Hooton Park”), for approximately £7.0 million, or approximately $9.3 million. The Company is currently completing the accounting for the acquisition, including a preliminary assessment of environmental remediation obligations associated with the property. Based on information currently available, management expects certain environmental liabilities to be recognized in connection with the acquisition; however, the amount and timing of any such obligations remain subject to further analysis and may change materially as the valuation and environmental review are finalized.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 26

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

Factors Affecting Comparability of Results

During 2025, we completed two transactions that materially affect the comparability of the results discussed below. On March 13, 2025, we consummated our business combination with USA Rare Earth, LLC and became a publicly traded company listed on Nasdaq under the symbol “USAR.” On November 18, 2025, we acquired Less Common Metals Ltd. (“Less Common Metals”), a rare earth metal and alloy manufacturer based in Cheshire, United Kingdom.

As a result, the three and six months ended June 30, 2026 reflect Less Common Metals’ operations, while the prior-year period reflects none. All of our revenue for the three and six months ended June 30, 2026 is attributable to Less Common Metals. Accordingly, revenue, gross loss, and operating expenses for the three and six months ended June 30, 2026 are not comparable with the corresponding line items for the three and six months ended June 30, 2025.

For a complete description of both transactions, refer to Note 2, “Merger Transaction and Acquisition,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

Recent Developments, Key Trends, Opportunities and Uncertainties

We are an early-stage company with a limited operating history and intend to grow our global value chain through capital and operational expenditures, as well as through strategic initiatives. These investments may exceed our revenues over the next several years. Our revenues for the three and six months ended June 30, 2026 were derived solely from our metal-making operations following the acquisition of Less Common Metals in 2025, and we have not yet generated revenues from our neo magnet manufacturing or mineral production. We incurred a net loss of $80.0 million for the six months ended June 30, 2026. Our historical results are not indicative of our future results, and our ability to generate sufficient revenue to achieve profitability will depend largely on the successful development and scaling of our integrated mine-to-magnet platform and our global value chain.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 27

Proposed Investment in Carester SAS

On April 9, 2026, we entered into a binding letter of intent, and subsequently on July 23, 2026, we entered into a definitive agreement to acquire a 13.6% equity interest in Carester SAS (“Carester”), the parent company of Caremag SAS (“Caremag”), for cash and equity consideration amounting to approximately $45.7 million. The proposed consideration consists of €28.3 million in cash, or approximately $32.4 million, and equity consideration of €11.7 million, or approximately $13.3 million, payable in shares of our common stock, in each case subject to customary adjustments, including the potential substitution of cash in lieu of our common stock. As of June 30, 2026, the transaction had not closed. We expect to close the investment in the third quarter of 2026, subject to customary closing conditions and regulatory approvals.

This transaction is part of a broader initiative, in partnership with Carester, the Government of France and InfraVia, to build an integrated value chain platform for rare earth processing, metal and alloy production and magnet making in Lacq, France. If the investment is completed, the platform will unite the technological expertise, process innovation, and production capacity of our manufacturing operations and those of Carester with the goal of accelerating development and strengthening our capabilities across the rare earth value chain. In parallel, USA Rare Earth, through Less Common Metals – Europe, is developing a 3,750 metric tons per year (“MTPA”) metal and alloy production facility at the same location. We believe the partnership will create one of Europe’s most complete rare earth industrial ecosystems.

The proposed transaction is further subject to, among other things, the negotiation and execution of definitive agreements, receipt of applicable regulatory approvals, and the satisfaction of customary closing conditions and there can be no assurance that the transaction will be completed.

Proposed Acquisition of SVRE Holdings Ltd.

On April 19, 2026, we entered into a definitive agreement to acquire 100% of SVRE Holdings Ltd., the parent company of Serra Verde Group (“Serra Verde”), for a proposed consideration of approximately $2.83 billion, consisting of $300.0 million in cash and 126.8 million shares of our common stock, subject to customary adjustments. Serra Verde operates the Pela Ema rare earths project in Brazil and is currently in commercial production. The Pela Ema mine is unique as the only mine outside Asia currently capable of supplying all four magnetic REEs at scale, neodymium, praseodymium, dysprosium and terbium, together with other vital REEs, such as yttrium. This transformative acquisition, if completed, will create what we believe will be the only fully integrated mine-to-magnet platform outside China, with active capabilities across mining, processing, separation, metallization and magnet making across three continents.

Serra Verde's strategic importance is further evidenced by its 15-year offtake agreement with a special purpose vehicle capitalized by the U.S. Government, which features contractual price floors covering 100% of Serra Verde's Phase 1 production of neodymium, praseodymium, dysprosium and terbium.

We believe this acquisition strengthens our U.S. and allied government relationships and provides multiple embedded growth opportunities, including a potential Phase 2 doubling of Pela Ema’s production capacity. The transaction also adds significant leadership depth through the expected appointment of Thrasyvoulos Moraitis and Sir Mick Davis to our Board upon closing, with Mr. Moraitis initially serving as President of the combined company, and Chief Executive Officer (“CEO”) of the combined company after our current CEO retires on October 1, 2026.

On July 24, 2026, we filed a proxy statement on Schedule 14A with the SEC seeking shareholder approval of the Serra Verde acquisition at a special stockholder meeting scheduled for August 28, 2026. The transaction remains subject to customary closing conditions, including shareholder approval, receipt of applicable regulatory approvals, and the absence of material adverse effects. There can be no assurance that the transaction will be completed. The transaction is subject to customary closing conditions, including receipt of shareholder approval and applicable regulatory approvals, and there can be no assurance that it will be completed.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 28

Texas Semiconductor Innovation Fund

On May 11, 2026, we entered into a grant agreement with the Office of the Governor of the State of Texas (the “OOG”) pursuant to the Texas Semiconductor Innovation Fund (“TSIF”) (the “TSIF Grant Agreement”), Grant No. TSIF 26-016P. Under the grant agreement, the OOG has agreed to reimburse us for certain allowable costs directly allocable to the Round Top Project, up to a maximum amount of $14.2 million.

The TSIF Grant Agreement proceeds are intended to support the development of Round Top Mountain as a domestic source of heavy rare earth elements and select technology metals, including dysprosium, hafnium, terbium, and other elements essential for high-performance permanent magnets used in the aerospace, defense, semiconductors, data center, physical AI, energy, mobility, healthcare, and numerous industrial sectors.

The TSIF Grant Agreement grant funds are disbursed on a cost reimbursement basis only, and payment is dependent upon our strict compliance with the terms and conditions of the TSIF Grant Agreement, including applicable reporting, audit, and performance requirements. The TSIF Grant Agreement terminates upon the completion of the grant project, on December 31, 2028, or upon the depletion of grant funds, whichever occurs first.

U.S. Department of Energy

On May 21, 2026, we were selected by the U.S. Department of Energy (the “Dept. of Energy”) to receive up to $19.3 million in funding under the “Critical Materials Innovation, Efficiency and Alternatives” program to support development of a pilot-scale rare earth element separations project. The total project value is approximately $50.5 million, including $19.3 million in the Dept. of Energy funding and $31.2 million in the non-Dept. of Energy funding. Final award terms, project scope, budget, and timeline are subject to negotiation with the Dept. of Energy. As of June 30, 2026, we had not received funding or executed a final award agreement. Selection for award negotiations does not constitute a binding commitment of federal funding. Any award is subject to successful completion of negotiations with the Dept. of Energy and the execution of a definitive funding agreement.

U.S. Department of Commerce

On June 3, 2026, we entered into a Direct Funding Agreement (“DFA”) of $277.0 million and a Loan Guarantee Agreement (“LGA”) of $1.30 billion with the U.S. Department of Commerce (the “Dept. of Commerce”). We issued 16.1 million shares valued at $451.4 million and a warrant to acquire 17.6 million shares with an exercise price of $17.17 initially valued at $430.9 million as conditions precedent. As of June 30, 2026, no disbursements or advances had been received; initial funding is subject to milestone approval. See Note 13, “Government Grants – U.S. Department of Commerce CHIPS Act Awards,” of the Notes for additional information regarding the Dept. of Commerce agreements.

Acquisition of Texas Mineral Resources Corp.

On March 4, 2026, we entered into a definitive Agreement and Plan of Merger with Texas Mineral Resources Corp. (“TMRC”). On August 7, 2026, we closed the acquisition of TMRC, to which we acquired 100% of the outstanding shares of TMRC. The transaction is valued at approximately $73.9 million based on the closing price of the Company’s common stock on August 7, 2026. The aggregate merger consideration consists of approximately 3.8 million shares of our common stock, with cash paid in lieu of fractional shares. See Note 4, “Variable Interest Entity,” of the Notes for additional information regarding the TMRC acquisition.

Subsequent to the closing, we will be the sole operator and 100% economic beneficiary of the “Round Top Project,” which consists of our operations and rights related to Round Top Mountain and the Round Top Mountain HREE metals deposit (the “Round Top Deposit”). The transaction secures full ownership control of the Round Top Project, and streamline operations, governance and decision-making.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 29

Second Quarter 2026 Business Highlights

Less Common Metals Yttrium Metal Production

On April 15, 2026, we announced the first commercial production of 2N–2N5 (99%–99.5% purity) yttrium metal through our wholly-owned subsidiary, Less Common Metals, at its facility in Cheshire, United Kingdom. This milestone positions us among a limited number of commercial-grade yttrium metal producers outside China. Yttrium production advances our integrated value chain strategy and supports aerospace, defense, and advanced manufacturing customers requiring reliable supply sources outside China.

Blacksburg Magnet Manufacturing Facility

On June 2, 2026, the Company announced the selection of Cherokee County, South Carolina, as the site of a new magnet manufacturing and refined metals operation in Bailey Industrial Park, Blacksburg, South Carolina (the “Blacksburg Facility”). The state-of-the-art facility is expected to produce 6,400 metric tons per annum (tpa) of sintered neodymium-iron-boron (NdFeB) rare earth magnets and 5,000 tpa of strip-cast metals and alloys. When combined with the planned expansion of our Stillwater Facility, total domestic capacity is expected to reach approximately 10,000 tpa of NdFeB magnets and 10,000 tpa of strip-cast metals and alloys. Engineering work and equipment procurement are underway, with site work anticipated to commence in the coming months and commissioning targeted to begin in 2028.

Wheat Ridge Hydrometallurgical Facility

On June 15, 2026, we commenced operations of our hydrometallurgical demonstration facility in Wheat Ridge, Colorado (the “Wheat Ridge Facility”), to validate processing flowsheets for feedstocks from the Round Top Project, third-party sources, and rare earth magnet scrap (swarf) recycling. Initial production results are expected to support development of the Round Top Definitive Feasibility Study.

Wheat Ridge Magnet Swarf Recycling Production

On July 14, 2026, we announced that our Wheat Ridge Facility, produced commercial-grade dysprosium oxide and neodymium-praseodymium oxide samples from recycled swarf sourced from our magnet manufacturing facility at Stillwater, Oklahoma (the “Stillwater Facility”). The oxides are expected to be sent to Less Common Metals for qualification and conversion into rare earth metals and strip cast for supply to our magnet manufacturing facilities. This production validates our magnet swarf recycling flowsheet and positions us as one of the few Western producers capable of separating commercial-grade heavy rare earth oxides outside Asia.

Results of Operations

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, is presented below. Our operating revenues and gross margins have been derived solely from our acquisition of Less Common Metals on November 18, 2025, and the parent company had no operating revenues or gross margin prior to November 18, 2025.

We currently rely on equity and other external financing to fund our business plans, including our Stillwater Facility; mineral exploration, evaluation, and development activities at the Round Top Project (collectively, “R&D” costs); selling, general and administrative (“SG&A”) expenses; interest expense; and other operating costs. Accordingly, we expect to incur operating losses until we achieve profitable commercial operations at our Stillwater Facility, the Round Top Project, and/or our Less Common Metals – Europe manufacturing facility located in Lacq, France.

Revenue, Gross Profit and Gross Margin

The following table sets forth our revenue, cost of sales, gross loss and gross margin for the period indicated.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In thousands, except for percentage)
Revenue	$5,821	$11,519
Cost of revenue	7,404	12,996
Gross loss	$(1,583)	$(1,477)
Gross margin	(27.2)%	(12.8)%

Comparison of the three months ended June 30, 2026 and 2025

Revenue was $5.8 million for the three months ended June 30, 2026, all generated by Less Common Metals, which was acquired in November 2025. Cost of revenue for Q2’2026 was $7.4 million, resulting in a gross loss of $1.6 million and a negative gross margin of 27.2%.

The gross loss reflects substantially increased raw material costs in Q2’2026 that were not fully offset by increases in selling prices. Additionally, we recorded in Q2’2026 inventory adjustments.

Comparison of the six months ended June 30, 2026 and 2025

Revenue was $11.5 million for six months ended June 30, 2026, all generated by Less Common Metals. Cost of revenue for the first half of 2026 was $13.0 million, resulting in a gross loss of $1.5 million and a negative gross margin of 12.8%.

The first half of 2026 results reflect significant variation between quarters. Q1’2026 achieved a gross margin of 1.9%, while Q2'2026 recorded a gross loss with a negative gross margin of 27.2%. The Q2’2026 deterioration was driven by higher raw material costs which increased substantially in Q2’2026 over Q1’2026; however, selling price increases partially offset this cost inflation. The gross margin decline was further compounded by inventory adjustments.

Concentration of Revenue

Revenue Attributable to Primary Geographical Markets

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In thousands)
United States	$1,742	$2,702
Europe	3,982	8,501
Asia	97	316
Total revenue	$5,821	$11,519

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 31

Operating Expenses

The following table sets forth our results of operations and the amount of change between the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025			2026	2025
	(In thousands, except for percentages)
Operating expenses
Selling, general and administrative	$32,607	$6,227	$26,380	423.6%	$53,782	$13,256	$40,526	305.7%
Research and development	10,768	2,577	8,191	317.9%	25,017	4,266	20,751	486.4%
Amortization of intangible assets	1,356	—	1,356	NM	2,713	—	2,713	NM
Total operating expenses	$44,731	$8,804	$35,927	408.1%	$81,512	$17,522	$63,990	365.2%

NM    Not meaningful.

Comparison of the three months ended June 30, 2026 and 2025

Selling, general and administrative. The increase in SG&A expenses of $26.4 million was primarily due to an increase in consulting and legal costs of $9.9 million and $6.1 million, respectively, related to business acquisitions and completion of the Dept. of Commerce’s DFA and LGA, an increase in stock-based compensation and employee compensation and benefits of $5.1 million and $4.1 million, respectively, associated with increased headcount as we expanded our organizational infrastructure, and other costs of $1.2 million.

Research and development. The increase in R&D expenses of $8.2 million was primarily due to an increase in development costs of $2.6 million, facility costs of $2.4 million, employee compensation, benefits and stock-based compensation of $1.6 million related to an increase in headcount, and other costs of $1.6 million.

Amortization of intangible assets increased by $1.4 million due to intangible assets acquired in connection with the acquisition of Less Common Metals.

Comparison of the six months ended June 30, 2026 and 2025

Selling, general and administrative. SG&A expenses increased by $40.5 million, primarily due to higher legal and consulting costs of $11.1 million and $9.1 million, respectively, related to merger and acquisition activities, and completion of the Dept. of Commerce’s DFA and LGA, and an increase in stock‑based compensation and employee compensation and benefits of $9.4 million and $7.2 million, respectively, both associated with an increase in headcount as we expanded our organizational infrastructure. The increase was further driven by other costs of $3.7 million.

Research and development. R&D expenses increased by $20.8 million, primarily due to higher development costs of $8.0 million and an increase in employee‑related costs of $5.3 million, reflecting higher headcount and stock‑based compensation. The increase was further driven by consulting costs of $2.7 million, facility and insurance costs of $3.1 million, and other costs of $1.7 million.

Amortization of intangible assets increased by $2.7 million due to intangible assets acquired in connection with the acquisition of Less Common Metals.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 32

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025			2026	2025
	(In thousands, except for percentages)
Other income (expense), net
Interest income	$370	$765	$(395)	(52)%	$472	$952	$(480)	(50)%
Dividend income	14,581	—	14,581	NM	26,449	—	26,449	NM
Grant income	240	—	240	NM	446	—	446	NM
(Loss) gain on fair market value of financial instruments, net	22,418	(134,662)	157,080	(116.6)%	(21,135)	(74,362)	53,227	(71.6)%
Interest expense and other expense, net	(3,771)	(12)	(3,759)	NM	(4,364)	(99)	(4,265)	NM
Total other income (expense), net	$33,838	$(133,909)	$167,747	(125.3)%	$1,868	$(73,509)	$75,377	(102.5)%

NM    Not meaningful.

Other (expense) income, net.
•Dividend income increased by $14.6 million and $26.4 million for the three and six months ended June 30, 2026, respectively, over the comparable periods in the prior year, primarily due to returns on money market funds, such as our investments in a prime money market fund and a U.S. Government money market fund.
•Grant income increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, over the comparable periods in the prior year, reflecting grant revenue generated by Less Common Metals, which was acquired on November 18, 2025. Grant income for the current period includes only post‑acquisition activity, whereas the prior period did not include any grant income from this business.
•(Loss) gain on fair market value of financial instruments, net reflected a loss of $157.1 million and $53.2 million for the three and six months ended June 30, 2026, respectively, over the comparable periods in the prior year, primarily driven by the following:
◦Earnout Liability. The fair value loss on the earnout increased $17.0 million in Q2'2026 ($70.7 million versus $53.8 million in the prior year). Year-to-date, the earnout increased $106.8 million ($107.2 million in 2026 versus $0.4 million in the prior year). The earnout shares were fully vested during the six months ended June 30, 2026 and the earnout was no longer outstanding at the end of the period.
◦Series A Warrants. Outstanding Series A Warrants generated a loss of $14.2 million in Q2’2026, an $11.5 million improvement versus the prior-year loss of $25.7 million, driven by our lower stock price at the quarter end. Year-to-date, Series A Warrant activity resulted in a loss of $21.3 million in 2026 versus $29.6 million in the prior year.
◦Government Grant Warrant. We issued Government Grant Warrants under the Dept. of Commerce LGA in Q2’2026 with an initial fair value of $430.9 million. The warrant was remeasured to $323.5 million at June 30, 2026, resulting in a fair value gain of $107.4 million. The fair value methodology and assumptions and details of the Government Grant Warrants are detailed in Note 2, “Fair Value Measurements,” of the Notes.
◦Other items. Remaining activity includes settlement of prior-period derivative liabilities and rounding differences account for the variance between the detailed instrument calculations and reported amounts.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 33

•Interest expense and other expense, net primarily reflects $4.5 million of liquidated damages recorded under the Registration Rights Agreement during the second quarter of 2026. The liquidated damages were triggered by the suspension of the Company’s Form S-1 (File No. 333-293172), originally filed on February 3, 2026, from March 30 through June 5, 2026. In addition, we incurred unrealized losses from our investment in a prime money market fund, and interest expense on the Barclays Bank PLC trade cycle loan facility previously entered into by Less Common Metals, which was repaid in full in the first quarter of 2026. These losses were partially offset by unrealized foreign exchange gains.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
	(In thousands, except percentages and basis points)
Loss before income taxes	$(12,476)	$(142,713)	$130,237	(91.3)%	$(81,121)	$(91,031)	$9,910	(10.9)%
Benefit from income taxes	(513)	—	(513)	NM	(1,090)	—	(1,090)	NM
Effective tax rate					1.3%	—%	130 bps

NM    Not meaningful.

Benefit from income taxes. The increase of benefits from income taxes of $0.5 million and $1.1 million for the three and six months ended June 30, 2026, compared to the comparable periods of the prior year, respectively, was primarily attributable to the forecasted taxable activities of our Less Common Metals subsidiary following the acquisition on November 18, 2025.

Effective tax rate. Our effective tax rate of 1.3% for the six months ended June 30, 2026, was affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not necessarily consistent from year to year.

Liquidity and Capital Resources

Overview

We are an early‑stage company with a limited operating history. Our 2026 revenues were derived solely from our metal-making operations following the acquisition of Less Common Metals on November 18, 2025, and we have not yet generated revenues from our neo magnet manufacturing or mineral production at the Stillwater Facility. As we expand our production capacity, we expect to incur significant operating expenses without generating sufficient revenues to cover these expenditures.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned near‑term operating and capital expenditure requirements for at least the next twelve months. However, our long‑term capital requirements, particularly those associated with the full development of the Round Top Project, the build‑out of the Stillwater Facility, the build-out of the Blacksburg Facility, and the build-out of the Less Common Metals – Europe manufacturing facility are expected to exceed our current resources, and we will require additional capital to fund these long‑term initiatives.

We are evaluating opportunities to expand our rare earth magnet manufacturing capacity to support anticipated growth in demand across key sectors, including aerospace, defense, semiconductors, data center, physical AI, energy, mobility, healthcare, and numerous industrial sectors. As part of this process, we are assessing potential investments in additional production capabilities to enhance operational flexibility and support a more resilient and diversified manufacturing footprint. These assessments include both expansion of existing facilities and development of new manufacturing sites and take into account a range of factors, including workforce availability and our ability to attract and retain qualified personnel, access to transportation infrastructure, availability of reliable and cost-effective utilities (including electrical power and water), site suitability and scalability, regulatory considerations, and community and stakeholder support.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 34

We expect to incur significant future cash outflows related to strategic investments, acquisitions, and the continued development of our operating and manufacturing assets. These cash requirements may include consideration payable in connection with potential acquisitions or investments, transaction‑related costs, and capital expenditures associated with the development of the Round Top Project, the development of the Stillwater Facility, the development of the Blacksburg Facility, and the development of the Less Common Metals – Europe facility. The timing and amount of such expenditures will depend on the progression of these transactions and projects and the satisfaction of applicable conditions.

We intend to pursue potential sources of financing to support these initiatives, including equity financings and debt financings. To meet certain milestones to obtain the funding awards and debt financing under the Dept. of Commerce DFA and LGA, respectively (the “Funding Agreements”), to reimburse us for our capital expenditures, and to execute on our current business plan, including the acquisition of Serra Verde and the expansion of facilities for our operations, we will be required to raise a significant amount of capital during 2027.

Under the Funding Agreements, we are required to raise equity (which could include, at our option, up to $300.0 million of convertible loan notes) in the following amounts by the corresponding dates:

•On or prior to March 31, 2027, we are required to raise an additional aggregate amount of equity equal to $375.0 million plus the total cash acquisition costs for the announced proposed acquisition of Serra Verde.
•On or prior to December 31, 2027, we are required to raise an additional aggregate amount of equity equal to $875.0 million.

Under the Funding Agreements, we are also required to establish a revolving credit facility in an aggregate principal amount not to exceed $250.0 million by June 30, 2027. In addition to the equity raise requirements described above, we are required to raise an aggregate amount of equity that is sufficient to satisfy the cash collateral required under such working capital facility.

There can be no assurance that any government funding or other funding will be obtained, or as to the timing or amount of any proceeds. Debt financings may impose additional operational limits on our business and increase our interest expense, and equity or equity-linked financings could result in additional dilution to our shareholders.

Our ability to raise additional capital on acceptable terms is subject to market conditions, our operational progress, and our ability to satisfy applicable milestones and conditions, and there can be no assurance that such additional capital will be available on acceptable terms or at all.

Sources and Uses of Cash

Our primary sources of liquidity have consisted of equity financing. For the six months ended June 30, 2026, we had a net loss of $80.0 million, which included a non-cash fair value loss on financial instruments of $21.1 million. Net cash used in operating activities during the period was $75.3 million. As of June 30, 2026, we had $1.53 billion in unrestricted cash and cash equivalents.

Outside of revenue generated from our metal-making operations in the United Kingdom, our operations in the U.S. have not yet generated revenues from neo-magnet manufacturing or critical mineral production, and we expect to continue to use cash in our consolidated operating activities for the foreseeable future as we invest in commercializing our integrated mine-to-magnet platform. Our primary near-term uses of cash include:

•Stillwater Facility development – completing the qualification of sintered NdFeB permanent magnet production, procuring feedstock, and ramping toward initial commercial production;
•Less Common Metals expansion – expanding the current manufacturing site in Cheshire, United Kingdom and expanding the Less Common Metals – Europe manufacturing site in Lacq, France.
•Round Top Project advancement – funding the ongoing Preliminary Feasibility Study, constructing and operating the demonstration facility, and advancing toward a Definitive Feasibility Study and, ultimately, mine construction; a portion of these costs are expected to be funded through the TSIF Grant Agreement;

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 35

•Blacksburg Facility development – developing our new magnet manufacturing and refined metals operation in Bailey Industrial Park, Blacksburg;
•SVRE Holdings Ltd. acquisition – completion of the acquisition of SVRE Holdings Ltd. strengthens our U.S. and allied government relationships and provides multiple embedded growth opportunities, including a potential Phase 2 doubling of Pela Ema’s production capacity;
•Carester SAS – to build an integrated value chain platform for rare earth processing, metal and alloy production and magnet making in Lacq, France;
•Texas Mineral Resources Corp. – to secure full ownership control of the Round Top Project, and streamline operations, governance and decision-making; and
•General corporate and administrative expenses – supporting our growing operations, including personnel, legal, regulatory, and compliance costs.

Acquisition of SVRE Holdings Ltd. The Serra Verde acquisition, when completed, would require payment of $300.0 million in cash consideration, representing a significant near-term cash obligation. In addition, we expect to incur approximately $16.6 million of employer payroll taxes related to the settlement of cash and equity incentive awards held by certain Serra Verde employees and other service providers.

The remaining approximately $2.53 billion in consideration would be settled through the issuance of 126.8 million shares of our common stock, resulting in substantial dilution to existing stockholders.

Investment in Carester SAS. The Carester investment, when completed, has an aggregate estimated value of €40.0 million, or approximately $45.7 million. Upon consummation of the transaction, the proposed investment would require a cash payment of €28.3 million, or approximately $32.4 million. The remaining consideration consists of equity consideration of €11.7 million, or approximately $13.3 million, to be settled through the issuance of shares of our common stock, subject to customary adjustments, including the potential substitution of cash in lieu of our common stock.

Acquisition of Texas Mineral Resources Corp. The TMRC merger consideration consists solely of 3.8 million shares of our common stock and will not result in a material cash outlay. The transaction will result in dilution to our existing stockholders and we will bear transaction-related costs.

U.S. Department of Energy Critical Materials Innovation, Efficiency and Alternatives Program. The Dept. of Energy grant provides reimbursement of up to a maximum amount of $19.3 million on certain allowable costs to support development of a pilot-scale rare earth element separations project. Final award terms, project scope, budget, and timeline are subject to negotiation with the Dept. of Energy. Any award is subject to successful completion of negotiations with the Dept. of Energy and the execution of a definitive funding agreement.

Texas Semiconductor Innovation Fund. The TSIF Grant Agreement provides for reimbursement of certain allowable costs directly allocable to the Round Top Project up to a maximum amount of $14.2 million. The TSIF Grant Agreement grant funds are disbursed on a cost reimbursement basis only and are subject to our strict compliance with the terms and conditions of the TSIF Grant Agreement.

Facility and Equipment Leases. We lease facilities and equipment under fixed noncancelable operating leases that expire on various dates through fiscal year 2032. See Note 5, “Commitments and Contingencies – Leases,” of the Notes for additional information related to our fixed noncancelable operating leases.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 36

Cash Flows

	Six Months Ended June 30,
	2026	2025	Change
	(In thousands)
Net cash used in operating activities	$(75,324)	$(18,238)	$(57,086)
Net cash used in investing activities	(108,388)	(6,297)	(102,091)
Net cash provided by financing activities	1,419,331	129,565	1,289,766

Operating Activities. Net cash used in operating activities increased by $57.1 million compared to the comparable prior‑year period. The changes in non-cash adjustments were primarily driven by:

•a $53.2 million non-cash loss related to the increase in the fair value of our Earnout Share conversion and Series A Warrant liabilities, partially offset by the fair value gain of the Government Grant Warrant liability;
•a $9.7 million increase in stock‑based compensation; and
•a $4.2 million increase in depreciation and amortization, due primarily to acquisition-related property and intangible assets.

The change in operating assets and liabilities were primarily driven by:

•an increase in accounts receivable and inventory, due primarily to the addition of Less Common Metals’ receivables and inventory balances following the acquisition of Less Common Metals on November 18, 2025;
•an increase in prepaid and other assets, due primarily to prepaid rent and advanced payments to suppliers for future inventory deliveries;
•an increase in accounts payable, due primarily to capital expenditures associated with the build-out of the Stillwater Facility and our development of the Round Top Project, and the timing of vendor payments; and
•an increase in accrued expenses, due primarily to higher acquisition‑related legal and consulting costs and asset retirement obligation costs associated with the Less Common Metals leased property in Cheshire, United Kingdom.

Investing Activities. Net cash used in investing activities increased by $102.1 million compared to the comparable prior-year period, due primarily to capital expenditures to build out our manufacturing process at our Stillwater Facility.

Financing Activities. Net cash provided by financing activities increased by $1.29 billion compared to the comparable prior-year period, primarily due to proceeds from the $1.50 billion private investment in public equity financing, net of transaction costs, completed in January 2026, partially offset by the repayment of the Barclays Bank PLC trade cycle loan facility.

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

Purchase Obligations and Other Commitments

In the normal course of business, we enter into purchase orders with vendors for manufacturing and research and development equipment and with suppliers for inventory used in the manufacture of our products. Capital equipment purchase orders are generally non-cancelable due to long lead times and generally relate to forecasted equipment needs for our Phase 1b and 2a manufacturing line expansions and facility construction, and research and development activities at RTMD. Inventory purchase orders are generally fulfilled within one year of the order date.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 37

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 38

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

As of the date of this Quarterly Report on Form 10-Q, other than as set out in Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2026, in Item 8. 01 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2026, and in Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2026 (which are incorporated by reference herein), there have been no material changes to the risk factors disclosed in the Company’s 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item 2 has been previously reported on the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026, April 20, 2026, June 3, 2026 and July 23, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as we do not engage in mining activities in the U.S. Therefore, we are not required to make such disclosures.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 39

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Amendment No. 1, dated July 16, 2026, to the Merger Agreement by and among USAR, SVRE, Merger Sub and the Shareholder Representative.	8-K	001-41711	2.1	7/16/2026
10.1	Lease Agreement, dated June 1, 2026, between TC Liberty Development, LLC and USA Rare Earth, Inc.	8-K	001-41711	10.1	6/2/2026
10.2	Fee-in-Lieu of Ad Valorem Taxes and Incentives Agreement, dated June 1, 2026, by and between Cherokee County, South Carolina and USA Rare Earth, Inc.	8-K	001-41711	10.2	6/2/2026
10.3	Direct Funding Agreement, dated June 3, 2026, by and among USA Rare Earth, Inc., the subsidiary guarantors party thereto and the United States Department of Commerce.	8-K	001-41711	10.1	6/3/2026
10.4	Loan Guarantee Agreement, dated June 3, 2026, by and among USA Rare Earth, Inc., the subsidiary guarantors party thereto and the United States Department of Commerce.	8-K	001-41711	10.2	6/3/2026
10.5	Securities Issuance Agreement, dated June 3, 2026 by and between USA Rare Earth, Inc. and the United States Department of Commerce.	8-K	001-41711	10.3	6/3/2026
10.6	Warrant, dated June 3, 2026 issued by USA Rare Earth, Inc. to the United States Department of Commerce.	8-K	001-41711	10.4	6/3/2026
10.7	Retirement Agreement dated July 19, 2026 by and between USA Rare Earth, Inc. and Barbara Humpton.	8-K	001-41711	10.1	7/20/2026
10.8	Executive Chair Agreement dated July 19, 2026 by and between USA Rare Earth, Inc. and Michael Blitzer.	8-K	001-41711	10.2	7/20/2026
10.9	Amended and Restated Lockup Agreement dated June 3, 2026.	8-K	001-41711	10.3	7/20/2026
10.10*	Transition and Separation Agreement dated June 16, 2026 by and between USA Rare Earth, Inc. and David Kronenfeld.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    Furnished herewith.

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Rare Earth, Inc.

Date:	August 10, 2026	By:	/s/ BARBARA HUMPTON
Barbara Humpton
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2026	By:	/s/ WILLIAM ROBERT STEELE JR.
William Robert Steele Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

USA Rare Earth, Inc. | Q2'2026 Quarterly Report (Form 10-Q) |	41