Form 10-Q
period 2026-09-30
USA Rare Earth, Inc.
filed 2026-11-12
CIK 1970622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑
As of November 6, 2026, there were 375,319,930 shares of the registrant’s Common Stock outstanding, $0.0001 par value, and 1,224,351 shares of 12% Series A Cumulative Convertible Preferred Stock, $0.0001 par value.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our future results of operations or financial condition, business strategies, and expectations for our business and industry. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are reasonable when made, we cannot assure you that we will achieve or realize these plans or expectations. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast, ”“foreseeable,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “pursue,” “should,” “subject to,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•the expected benefits of the acquisition of SVRE Holdings Ltd. (“Serra Verde”) including anticipated financial results and synergies, the integration of Serra Verde’s operations, projections regarding Serra Verde’s business and our business, and our ability to achieve positive cash flow;
•expected benefits from our transactions with Carester SAS (“Carester”) and Texas Mineral Resources Corp. (“TMRC”);
•the expansion of our Pela Ema mine, our Less Common Metals facility in the United Kingdom and our magnet production facility in Stillwater, Oklahoma (the “Stillwater Facility”) and the development of our facility at Blacksburg, South Carolina (the “Blacksburg Facility”) and our planned Less Common Metals facility in France, including the timing of production targets and associated costs;
~~•~~the ability to realize the benefits expected from the acquisition of Less Common Metals Ltd. (the “LCM Acquisition”);
•our expected cash and funding needs;
•the ability to satisfy the funding conditions of and to realize the anticipated benefits of the anticipated funding from the U.S. Department of Commerce;
•demand for magnets from our production facility once it is operational;
•the opportunity, size and growth rates of the rare earth element (“REE”) market and market for related magnets;
•access to and ability to process raw materials for magnet production, including through swarf processing and development of the Round Top Project, which consists of our operations and rights related to Round Top Mountain and the Round Top Mountain heavy rare earth element (“HREE”) metals deposit, including operations at our Wheat Ridge hydrometallurgical demonstration facility (“Round Top Project,” and together with the Stillwater Facility, the Blacksburg Facility, our Less Common Metals facility in the United Kingdom and our planned Less Common Metals facility in France, our “Projects”);
•development and results of the Round Top Project, including timing of key milestones and associated costs;
•the ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;
•our future financial performance;
•the ability to retain or recruit key personnel;
•the ability to comply with laws and regulations applicable to our business; and
•expansion plans and opportunities.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to materially differ include, but are not limited to the risks below, which also serve as a summary of the principal risks of an investment in our securities:

•Our Stillwater Facility has limited operating history and our Blacksburg Facility is under development, and we have a limited history in commercial magnet-making operations which limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.
•The Round Top Project is at the exploration stage and we have not commenced construction or commissioning of the mine or related facilities, and the development of the Round Top Project into a producing mine is subject to a variety of risks which may cause the development of the Round Top Project into a producing mine to not occur, be delayed, or not result in the commercial extraction of minerals.
•Delays in the ramp-up of Phase I and any Phase II expansion at the Pela Ema mine could increase project costs and timelines, and materially adversely affect our business and results of operations.
•We are subject to risks related to the development and operation of rare earth mines.
•Differences between planned and actual recovery and yield rates could reduce our production volumes and revenues at our current and future mining operations, and materially adversely affect our results of operations.
•The production of neo magnets and strip-cast and alloy manufacturing, and mineral exploration and mining activities by their nature, involve significant risks and hazards and are subject to significant regulation.
•Our research and development programs may not succeed in achieving their technological objectives, which could impair our ability to establish commercially viable extraction, separation, and magnet manufacturing operations.
•Until we are able to satisfy our rare earth oxide and metal feedstock needs from internal resources, our business will remain subject to the availability of rare earth oxide and metal feedstock and related processing capacity from third parties in quantities and at prices that allow us to develop and commercially operate our Stillwater Facility and Blacksburg Facility and provide cost-effective feedstock to Less Common Metals.
•Our business is capital-intensive and if we do not have sufficient capital or other resources necessary to provide for such production and manufacturing, it could negatively impact our business.
•Our inability to meet customer specifications would negatively impact our business.
•We may be adversely affected by fluctuations in demand for, and prices of our products.
•Since our inception, we have generated negative operating cash flows and we may experience negative cash flow from operations in the future and may not achieve profitability, which could affect our ability to implement our business plan
•We may not be able to convert current commercial discussions and/or memorandums of understanding with customers for the sale of our products into definitive contracts and we may not procure or maintain profitable purchase orders for our products, which may have a negative effect on our business.
•Any uncertainty related to Serra Verde’s Offtake Agreement, for example if the Offtake Agreement is terminated for any reason or if the counterparty to such Offtake Agreement lacks the financial resources necessary to perform its purchase obligations, including as a result of a failure to finalize definitive debt financing arrangements within the timeframes contemplated by the Offtake Agreement, could cause us to lose the significant commercial benefits provided by the Offtake Agreement and be forced to seek alternative buyers on less favorable terms, which could materially adversely affect our business, financial condition, results of operations and prospects.
•The Offtake Agreement contains covenants that could restrict our ability to take actions important to our business strategy and upon certain triggering events, the counterparty to the Offtake Agreement may exercise an option to purchase all the equity interests in our subsidiary that holds the Pela Ema mine.
•Geopolitical developments or disruptions, such as changes in the political environment, export/import or environmental policy of the People’s Republic of China (“China”), the United States (“U.S.”) or other countries in which we operate or sell product or otherwise, may adversely affect our business.
•Being designated on an export control list by China has had and is expected to continue to have an adverse impact on our ability to source key raw materials and supplies from China, which has impacted and is expected to continue to impact our business.
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
•We may require substantially more capital than currently estimated to complete and develop our Projects, and any inability to obtain additional financing could adversely affect our operations, business plan and future growth.
•Increasing costs, including rising electricity and other utility costs, or limited access to raw materials may adversely affect our profitability.
•Utility disruptions or shortages at our facilities could delay operations and increases costs, supply chain disruptions and logistics constraints could delay product delivery and disrupt our access to essential materials, and diminished access to water may adversely affect our operations.
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
•We are subject to political, economic, regulatory, tax, currency and other risks associated with our international operations that could adversely affect our business, results of operations and financial condition and interventions by the Brazilian government in the local economy could have a material adverse effect on our business, financial condition and results of operations.
•Changes in royalty rates or the imposition of new royalties at the federal, state, or municipal level in Brazil could reduce our cash flows and materially adversely affect our financial condition.
•We are or may be subject to risks associated with acquisitions, strategic transactions and expansions and may not realize the anticipated benefits of our proposed, current, and prior acquisitions and transactions, including the transactions with Serra Verde, Carester and TMRC, including expected synergies, financial performance, estimated earnings before interest, taxes, depreciation and amortization, on the anticipated timeline or at all.
•The transaction with Carester may not be consummated on its anticipated timeline or at all, and failure to complete the transaction could adversely affect our business, financial condition, and results of operations.
•We may fail to realize all of the anticipated benefits of the LCM Acquisition, including the anticipated acceleration of our mine-to-magnet strategy, on the anticipated timeline, or at all and the success of the LCM Acquisition depends on our existing and future customer and supplier relationships.
•If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.
•If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
•If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
•We are required to obtain and maintain governmental permits, a process which is often costly and time-consuming. Failure to obtain or retain any necessary permits or approvals for our existing or planned operations or any regulatory investigations or penalties may negatively impact our business.
•Tariffs by the U.S., counter-tariffs by other countries and future changes in tariff policies could adversely affect our results of operations.
•Our operations are subject, or may become subject, to various laws and regulations, including environmental, health and safety regulations, anti-corruption, anti-bribery and anti-money laundering laws and sanctions, export controls and national security-related requirements, which could impose additional costs and compliance requirements or could limit or prevent our ability to continue our current operations or to undertake new operations, and we may face claims and liability for breaches, or alleged breaches, of such regulations and other applicable laws.
•We are subject to physical climate risks, and the impacts of climate change may adversely affect our operations and/or result in increased costs to comply with changes in regulations.
•We are exposed to possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims.
•The funding from the U.S. Department of Commerce subjects us to numerous risks and uncertainties, is expected to be funded in phases over time and is subject to our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all.
•We have assumed substantial indebtedness under Serra Verde’s finance agreement with the United States International Development Finance Corporation (the “DFC”), which contains restrictive covenants and other requirements that could adversely affect our financial flexibility and operations.
•The market price and trading volume of our common stock have been, and may continue to be, highly volatile, and could be subject to wide fluctuations in response to various factors, many of which are beyond our control.
•Any future issuances of Common Stock may dilute the voting power of our existing stockholders and adversely affect the market price of our Common Stock.
•The public resale of shares of Common Stock, or the perception that such resales may occur, could have a negative effect on the trading price of the Common Stock.
•The other factors described in “Part II, Item 1A. Risk Factors” in this Quarterly Report.

Additional risks and detailed information regarding factors that may cause actual results to differ materially have been and will be included in our filings with the Securities and Exchange Commission (“SEC”), including our most recently filed Annual Report on Form 10-K and subsequent filings.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q)

USA RARE EARTH, INC.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

USA Rare Earth, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,090,877	$359,925
Accounts receivable	5,469	3,764
Inventories	88,836	18,535
Prepaid expenses	14,879	2,865
Other assets, current	17,802	286
Total current assets	1,217,863	385,375
Property, plant and equipment, net	745,069	86,449
Mineral interests	3,464,520	17,339
Goodwill	134,848	134,848
Other intangible assets, net	232,823	68,612
Equipment deposits	124,182	1,879
Operating lease right-of-use assets	2,106	321
Deferred arrangement costs	930,844	—
Other assets, non-current	100,367	176
Total assets	$6,952,622	$694,999
LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$59,469	$11,069
Accrued liabilities	89,376	13,373
Contract liabilities, current	1,848	10,500
Derivative liability	868	—
Notes payable, current	—	1,849
Royalty obligation, current	31,518	—
Finance leases, current	365	283
Operating leases, current	504	137
Other liabilities, current	—	700
Total current liabilities	183,948	37,911
Deferred grant income	8,434	8,200
Finance leases, non-current	479	592
Operating leases, non-current	2,001	185
Earnout liabilities	—	108,671
Warrant liabilities	227,324	19,534
Notes payable, non-current	305,559	—
Royalty obligation, non-current	330,711	—
Deferred tax liability	1,055,846	16,715
Contract liabilities, non-current	9,594	—
Other liabilities, non-current	2,444	—
Total liabilities	2,126,340	191,808
Commitments and contingencies (Note 6)
Mezzanine equity
12% Series A Cumulative Convertible Preferred Stock subject to possible redemption	11,126	8,905
Stockholders' equity
Common stock	38	15
Accumulated other comprehensive (loss) income	(7,054)	130
Additional paid-in capital	5,275,148	879,848
Accumulated deficit	(452,976)	(387,360)
Non-controlling interest	—	1,653
Total stockholders' equity	4,815,156	494,286
Total liabilities, mezzanine equity, and stockholders' equity	$6,952,622	$694,999

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 1

USA Rare Earth, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share data)
Revenue	$3,002	$—	$14,521	$—
Cost of revenue	22,884	—	35,880	—
Gross loss	(19,882)	—	(21,359)	—

Operating expenses:
Selling, general and administrative	103,656	11,410	157,438	24,666
Research and development	16,519	4,451	41,536	8,717
Amortization of intangible assets	1,386	—	4,099	—
Total operating expenses	121,561	15,861	203,073	33,383
Loss from operations	(141,443)	(15,861)	(224,432)	(33,383)

Other income (expense), net
Interest income	1,212	1,310	1,684	2,262
Dividend income	11,390	—	37,839	—
Grant income	208	—	654	—
Gain (loss) on fair market value of financial instruments, net	136,567	(142,426)	115,432	(216,788)
Interest expense and other expense, net	(1,327)	(17)	(5,691)	(116)
Total other income (expense), net	148,050	(141,133)	149,918	(214,642)
(Loss) income before income taxes	6,607	(156,994)	(74,514)	(248,025)
Income tax benefit	(5,099)	—	(6,189)	—
Net (loss) income	11,706	(156,994)	(68,325)	(248,025)
Net loss attributable to non-controlling interest	—	(314)	(2,709)	(671)
Net (loss) income attributable to USA Rare Earth, Inc.	$11,706	$(156,680)	$(65,616)	$(247,354)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6,127)	—	(7,184)	—
Comprehensive (loss) income attributable to USA Rare Earth, Inc.	$5,579	$(156,680)	$(72,800)	$(247,354)

Net (loss) income per share attributable to USA Rare Earth, Inc.:
Basic	$0.04	$(1.64)	$(0.29)	$(2.83)
Diluted	(0.02)	(1.64)	(1.24)	(2.83)

Number of shares used in per share calculations:
Basic	284,921	102,589	237,526	95,609
Diluted	286,343	102,589	237,964	95,609

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 2

USA Rare Earth, Inc.
Condensed Consolidated Statements of Mezzanine Equity

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
12% Series A Cumulative Convertible Preferred Stock
Beginning balance	1,224	$10,347	3,714	$25,242	1,224	$8,905	2,739	$21,173
USARE LLC Convertible Preferred unit dividends	—	—	—	—	—	—	84	1,082
Issuance of preferred stock and warrants, net of issuance costs	—	—	—	—	—	—	2,279	11,745
Shares issued in reverse recapitalization	—	—	—	—	—	—	131	1,527
Deferred offering costs	—	—	—	—	—	—	—	(3,237)
Deemed dividend and accretion to redemption value	—	779	—	11,397	—	2,221	—	23,073
Conversions	—	—	(1,854)	(23,367)	—	—	(3,373)	(42,091)
Ending balance	1,224	$11,126	1,860	$13,272	1,224	$11,126	1,860	$13,272

Subscription Receivable
Beginning balance		$—		$—		$—		$(1,250)
Shares issued in reverse recapitalization		—		—		—		1,250
Ending balance		$—		$—		$—		$—

Total Mezzanine Equity
Beginning balance	1,224	$10,347	3,714	$25,242	1,224	$8,905	2,739	$19,923
Ending balance	1,224	11,126	1,860	13,272	1,224	11,126	1,860	13,272

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 3

USA Rare Earth, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Common Stock
Beginning balance	244,671	$24	96,189	$10	148,055	$15	60,091	$6
USARE LLC Convertible Preferred unit dividends	—	—	—	—	—	—	182	—
Shares issued in reverse merger recapitalization	—	—	—	—	—	—	21,679	2
SVRE common stock issuances	126,477	13	—	—	126,477	13	—	—
TMRC common stock issuances	3,823	—	—	—	3,823	—	—	—
Conversion of 12% Series A Cumulative Convertible Preferred Stock	—	—	3,338	—	—	—	5,948	—
Investor warrants exercised	28	—	5,816	—	38	—	8,867	1
Conversion of Earnout liability	—	—	—	—	10,100	1	—	—
PIPE financing	—	—	8,333	1	69,767	7	16,883	2
Government grant program	—	—	—	—	16,133	1	—	—
Other issuances	79	1	157	—	685	1	183	—
Ending balance	375,078	$38	113,833	$11	375,078	$38	113,833	$11

Additional Paid-In Capital
Beginning balance		$3,003,612		$46,270		$879,848		$104,244
Equity-based compensation		6,537		3,209		16,724		3,450
Deemed dividend - preferred accretion to redemption value		(779)		(11,397)		(2,221)		(23,073)
Conversions of 12% Series A Cumulative Convertible Preferred Stock		—		23,367		—		42,091
Common stock issuance		—		2,101		—		2,454
SVRE acquisition		2,267,235		—		2,267,235		—
TMRC acquisition		(2,395)		—		(2,395)		—
Warrant exercises		497		93,161		752		131,630
PIPE financing		—		119,904		1,499,993		119,904
PIPE financing costs		—		—		(51,003)		—
Government grant program		—		—		451,394		—
Earnout liability		—		—		—		(99,639)
Conversion of Earnout liability		—		—		215,827		—
Forward purchase agreement		—		—		—		50
Transaction bonus		—		—		—		841
Extinguishment of note payable		—		—		—		1,506
Reverse recapitalization		—		—		—		(6,843)
Other		441		—		(1,006)		—
Ending balance		$5,275,148		$276,615		$5,275,148		$276,615

Accumulated Other Comprehensive Loss
Beginning balance		$(927)		$—		$130		$—
Translation adjustment		(6,127)		—		(7,184)		—
Ending balance		$(7,054)		$—		$(7,054)		$—

Subscription Receivable
Beginning balance		$—		$—		$—		$—
Forward purchase agreements prepayment		—		—		—		(20,389)
Early termination of forward purchase agreements		—		—		—		20,391
Accretion of forward purchase agreements		—		—		—		(2)
Ending balance		$—		$—		$—		$—

Accumulated Deficit
Beginning balance		$(464,681)		$(180,500)		$(387,360)		$(72,872)
Shares issued in reverse merger recapitalization		—		—		—		(16,954)
Net (loss) income attributable to USA Rare Earth, Inc.		11,706		(156,680)		(65,616)		(247,354)
Other		(1)		—		—		—
Ending balance		$(452,976)		$(337,180)		$(452,976)		$(337,180)

Non-Controlling Interest
Beginning balance		$(1,056)		$2,286		$1,653		$2,643
Net loss attributable to non-controlling interest		—		(314)		(2,709)		(671)
Acquisition of non-controlling interest		1,056		—		1,056		—
Ending balance		$—		$1,972		$—		$1,972

Total Stockholders’ Equity (Deficit)
Beginning balance	244,671	$2,536,972	96,189	$(131,934)	148,055	$494,286	60,091	$34,021
Ending balance	375,078	4,815,156	113,833	(58,582)	375,078	4,815,156	113,833	(58,582)

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 4

USA Rare Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net loss	$(68,325)	$(248,025)
Adjustments to reconcile net loss to cash used in operating activities
Equity-based compensation expense	16,724	4,291
Depreciation	3,812	243
Amortization of other intangible assets	4,099	—
Amortization of right of use assets	478	241
(Gain) loss on fair market value of financial instruments	(115,432)	216,788
Benefit from deferred income taxes	(6,148)	—
Non-cash interest expense	(1,294)	(192)
Other non-cash adjustments	3,305	2,683
Changes in operating assets and liabilities:
Accounts receivable	(1,667)	—
Inventories	(37,909)	—
Prepaid and other assets	(26,966)	(1,097)
Accounts payable	(12,587)	(3,403)
Accrued and other liabilities	12,622	7,864
Contract liabilities	755	—
Lease liability	112	(480)
Deferred grants	234	—
Net cash used in operating activities	(228,187)	(21,087)

Cash flows from investing activities:
Serra Verde acquisition, net of cash received	(189,951)	—
Texas Minerals Resource Corp. transaction costs	(2,731)	—
Capital expenditures and equipment deposits	(182,918)	(13,398)
Net cash used in investing activities	(375,600)	(13,398)

Cash flows from financing activities:
Proceeds from issuance of USARE LLC Preferred units	—	23,250
Payment of issuance cost for USARE LLC Preferred units	—	(400)
IPXX contribution of capital through merger	—	22,867
Prepayment of Forward Purchase Agreements	—	(20,790)
Proceeds from termination of Forward Purchase Agreements	—	20,790
Payment of issuance costs	(51,003)	(18,200)
Proceeds from issuance of common stock under PIPE financing	1,500,000	199,996
Payment of deferred arrangement costs	(32,436)	—
Proceeds from exercise of warrants	268	47,531
Repayment of revolving credit facility	(1,849)	—
Payments on finance leases	(217)	—
Finance lease acquisitions	—	289
Net cash provided by financing activities	1,414,763	275,333

Effect of exchange rate differences on cash, cash equivalents and restricted cash	(7,302)	—

Net change in cash, cash equivalents and restricted cash	803,674	240,848
Cash, cash equivalents and restricted cash, beginning of year	359,925	16,761
Cash, cash equivalents and restricted cash, end of period	$1,163,599	$257,609

See Accompanying Notes to Condensed Consolidated Financial Statements

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 5

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

USA Rare Earth, Inc. (collectively with its subsidiaries, the “Company,” “USARE,” “we,” “us,” or “our”) is a rare earth, critical minerals and advanced materials company. The Company’s vision is to be the world's leading rare earth enterprise, a pioneering company that excels at every stage of the value chain, from the earth to the magnet and beyond. The Company endeavors to deploy its expertise with speed and purpose, allocate capital with discipline and rigor, and mitigate geopolitical and operational risk. The Company intends to be the partner of choice for nations, industries and communities that depend on a secure, sustainable supply of the rare earths and other critical materials and derivative technologies that power the modern world.

On September 3, 2026, the Company completed its acquisition of SVRE Holdings Ltd. (“Serra Verde”), pursuant to a merger in which Serra Verde merged with and into the Company’s wholly owned subsidiary, Middlebury Merger Sub Ltd. (“Middlebury”), with Middlebury surviving the merger as a wholly owned subsidiary of the Company. Serra Verde operates a rare earths project in Brazil that is currently in the production phase. Refer to Note 13, “Merger Transaction and Acquisition – SVRE Holdings Ltd. Acquisition,” for more information.

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

For a complete description of the transactions that occurred in 2025, including the purchase price allocation, assets acquired, liabilities assumed, and related accounting policies, refer to Note 2, “Merger Transaction and Acquisition,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on March 30, 2026.

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

The December 31, 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements and does not include all disclosures, including notes, required by GAAP; however, the Company believes the disclosures included are adequate to make the information presented not misleading. The September 30, 2026 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2025 Annual Report.

The unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 6

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. References to a year refer to the Company’s fiscal year ended on December 31 of the specified year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of expenses during the reporting period. Significant estimates include goodwill and other assets arising from business combinations, asset and liability valuations, including earnout and warrant liabilities, deferred taxes and related valuation allowances, and other fair value measurements. These estimates involve inherent uncertainties and the exercise of judgment; therefore, actual results could differ materially from those estimates if assumptions or underlying circumstances change.

Significant Accounting Policies

For a detailed description of the Company’s Significant Accounting Policies, please refer to the Company’s 2025 Annual Report. There have been no material changes to the Company’s significant accounting policies from those described in the 2025 Annual Report.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures that disaggregate income statement expense line items, including (i) the amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) a qualitative description of costs and expenses not disaggregated quantitatively; and (iii) the definition and total amount of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The ASU should be applied prospectively; however, retrospective application is permitted for all prior periods presented. The Company is currently evaluating the impact of adopting this ASU on its financial reporting disclosures.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 7

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

Money Market Funds

During February 2026, the Company began investing a portion of its cash balances in institutional floating-Net Asset Value (“NAV”) prime money market funds. The fair value of the Prime money market funds approximates their carrying amounts due to the highly liquid, short-term nature of the underlying financial assets. Any minor unrealized gains or losses resulting from daily NAV fluctuations are recorded within Gain (loss) on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The following table presents the Company’s money market funds included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets as of the periods indicated.

	Level	September 30, 2026	December 31, 2025
		(In thousands)
Money market funds	Level 1	$—	$353,841
U.S. Government money market funds	Level 1	437,440	—
Prime money market funds	Level 1	444,138	—
Total money market funds (included in Cash and cash equivalents)		$881,578	$353,841

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 8

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Instruments

Derivatives

The Company enters into U.S. dollar (“USD”)/Brazilian real (“BRL”) foreign currency forward contracts to manage its exposure in foreign currency risk associated with USD-denominated revenue. These contracts are not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and the Company does not apply hedge accounting. In addition, the Company does not use derivatives for trading or speculative purposes.

Fair value is determined at each reporting date using a discounted cash flow technique based on the contracted forward rates and current market forward rates, which are derived from observable USD/BRL spot rates and BRL and USD interest rates. The contracts are classified as Level 2 under ASC 820, Fair Value Measurement. Derivative contracts are recorded at fair value on the Condensed Consolidated Balance Sheets, and changes in fair value are recognized in Interest expense and other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the period of change. As of September 30, 2026, the Company had forward contracts with an aggregate notional amount of $50.0 million maturing through December 2026.

The following table presents the Company’s Level 2 financial liabilities measured at fair value on a recurring basis as of the periods indicated.

	September 30, 2026	December 31, 2025
	(In thousands)
Derivative liabilities	$868	$—

The following table presents the loss on derivatives within Interest expense and other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated.

Three and Nine Months Ended September 30, 2026
(In thousands)
Loss on derivatives	$397

Level 3 Fair Value of Financial Instruments on a Recurring Basis

The following table presents the Company’s Level 3 financial liabilities measured at fair value on a recurring basis as of the periods indicated. The Company has no Level 3 financial assets measured at fair value on a recurring basis.

	September 30, 2026	December 31, 2025
	(In thousands)
Earnout liabilities	$—	$108,671
Warrant liabilities
Series A Warrants	24,390	19,534
Government Grant Warrants	202,934	—
Total Warrant liabilities	227,324	19,534
Total	$227,324	$128,205

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 9

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Valuation and Reconciliation

Earnout Liabilities

The Company valued the earnout liability using a Monte Carlo simulation model which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the earnout liability as of the periods indicated. In the second quarter of 2026, all contingent conditions required for the conversion of earnout shares were satisfied, and the shares were subsequently distributed to their holders at a fair value of $215.8 million on the date of conversion.

	September 30, 2026	December 31, 2025
Share price	(1)	$11.90
Expected volatility	(1)	70.1%
Risk-free rate	(1)	3.7%
Remaining term (in years)	(1)	5.2

(1)As of September 30, 2026, all earnout shares had been distributed and there were no shares outstanding.

The following table presents the reconciliation of the earnout liability measured at fair value on a recurring basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$—	$100,007	$108,671	$—
Establishment of liability at March 13, 2025	—	—	—	99,639
Unrealized loss in estimated fair value (1)	—	66,080	107,156	66,448
Conversion of earnout shares (2)	—	—	(215,827)	—
Balance, end of period	$—	$166,087	$—	$166,087

(1)The “Unrealized loss in estimated fair value” is recognized in Gain (loss) on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)In the second quarter of 2026, all contingent conditions required for the conversion of earnout shares were satisfied, and the shares were subsequently distributed to their holders. The amount represents the fair value of the earnout liability on the date of conversion.

Series A Warrant Liabilities
The Company valued the Series A Warrant liability using a Monte Carlo simulation model which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the Series A Warrant liabilities as of the periods indicated.

	September 30, 2026	December 31, 2025
Share price	$10.01	$11.90
Exercise price	$7.00	$7.00
Expected volatility	75.5%	67.3%
Risk-free rate	4.9%	3.6%
Dividend yield	—%	—%
Put term (in years)	3.4	4.2

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 10

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the reconciliation of the Series A Warrant liabilities measured at fair value on a recurring basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$40,690	$53,715	$19,534	$—
Establishment of liability at March 13, 2025	—	—	—	40,652
Unrealized loss (gain) in estimated fair value (1)	(16,003)	11,927	5,340	41,508
Warrant exercises	(297)	(24,618)	(484)	(41,136)
Balance, end of period	$24,390	$41,024	$24,390	$41,024

(1)The “Unrealized loss (gain) in estimated fair value” is recognized in Gain (loss) on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Government Grant Warrant Liability
The Company valued the Government Grant Warrant liability using a Black-Scholes-Merton model which includes Level 3 unobservable inputs. The following table summarizes the significant inputs used to value the Government Grant Warrant liability as of the periods indicated. See Note 14, “Government Grants – U.S. Department of Commerce CHIPS Act Awards,” for additional information related to the Government Grant Warrant liability.

	September 30, 2026	June 3, 2026
Share price	$11.53	$27.98
Exercise price	$17.17	$17.17
Expected volatility	80.3%	79.7%
Risk-free rate	5.2%	4.4%
Dividend yield	—%	—%
Put term (in years)	9.7	10.0

The following table presents the reconciliation of the Government Grant Warrant liability measured at fair value on a recurring basis for the periods indicated.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands)
Balance, beginning of period	$323,499	$—
Establishment of liability at June 3, 2026	—	430,862
Unrealized gain in estimated fair value (1)	(120,565)	(227,928)
Balance, end of period	$202,934	$202,934

(1)The “Unrealized gain in estimated fair value” is recognized in Gain (loss) on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 11

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Other Financial Information

Inventories

Inventories consist primarily of raw materials, stockpiles, work-in-process, and finished goods. Inventory costs include materials, labor, and manufacturing overhead. Fixed production overhead is allocated to inventory based on the normal capacity of the production facilities. Inventories are stated at the lower of weighted‑average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale.

The Company evaluates inventory for impairment when events or changes in circumstances indicate that net realizable value may be below carrying cost. Write-downs (or “impairment”) of inventories to net realizable value are reported as a component of Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Under ASC 330, once inventory is written down to its net realizable value, the reduced carrying amount becomes the new cost basis and may not be subsequently written back up, even in the event of a recovery in market prices.

The following table presents inventories as of the periods indicated.

	September 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$44,755	$16,391
Stockpiles	12,011	—
Work-in-process	6,307	913
Finished goods	25,763	1,231
Total inventories	$88,836	$18,535

In each of the three and nine months ended September 30, 2026 periods, the Company recognized inventory-related charges of approximately $17.4 million, within Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Prepaid Expenses and Other Assets, Current

The following table presents prepaid expenses and other assets, current as of the periods indicated.

	September 30, 2026	December 31, 2025
	(In thousands)
Prepaid expenses
Prepaid insurance	$2,596	$728
Engineering and consulting costs	70	2,137
Supplier advances	9,943	—
Other	2,270	—
Total prepaid expenses	$14,879	$2,865

Other assets, current
Deposits	$10,865	$—
Other	6,937	286
Total other assets, current	$17,802	$286

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 12

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, Plant and Equipment, Net

The following table presents the components of the Company’s property, plant and equipment, net, as of the periods indicated. Property, plant and equipment balances include the effects of foreign currency translation adjustments related to the Company’s non‑U.S. operations, which are recorded in Accumulated other comprehensive (loss) income on the accompanying Condensed Consolidated Balance Sheets.

	September 30, 2026	December 31, 2025
	(In thousands)
Land	$3,523	$707
Land improvements	611	403
Buildings	14,839	7,038
Building improvements	51,166	2,566
Manufacturing equipment	43,959	12,404
Lab equipment	6,604	3,724
Automobiles	126	—
Leasehold improvements	1,429	795
Furniture & fixtures	1,182	46
Computer equipment	2,896	13
Construction in progress - Buildings (1)	55,903	30,267
Construction in progress - Magnet plant equipment and other (1)	569,382	29,083
Property, plant and equipment, gross	751,620	87,046
Less: Accumulated depreciation	(7,589)	(1,640)
Property, plant and equipment, net	744,031	85,406

Finance lease right-of-use assets	1,419	1,233
Less: Accumulated amortization	(381)	(190)
Finance lease-right-of-use assets, net	1,038	1,043

Total property, plant and equipment, net	$745,069	$86,449

(1)Construction in progress assets are placed in service and depreciated upon completion of construction, installation, certification, and when ready for their intended use.

Depreciation and amortization of property, plant and equipment is calculated using the straight‑line method over the estimated useful lives of the related assets. The following table presents depreciation expense related to the Company’s property, plant and equipment and amortization expense related to the Company’s software and finance lease right‑of‑use assets for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation expense	$2,233	$108	$3,812	$243
Amortization expense	68	62	191	129
Total depreciation and amortization	$2,301	$170	$4,003	$372

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 13

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
The following table presents the Company’s other intangible assets, by major class, as of the periods indicated.

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Trade name	$7,245	$(423)	$6,822	$7,245	$(60)	$7,185
Customer relationships	11,856	(519)	11,337	11,856	(74)	11,782
Supplier relationships	33,986	(2,973)	31,013	33,986	(425)	33,561
Know-how	16,203	(834)	15,369	16,203	(119)	16,084
Software	218	(28)	190	—	—	—
Offtake Agreement (1)	168,092	—	168,092	—	—	—
Total other intangible assets	$237,600	$(4,777)	$232,823	$69,290	$(678)	$68,612

(1)The Offtake Agreement is expected to be amortized on a systematic basis using the units of production method. As of September 30, 2026, delivery pursuant to the Offtake Agreement has not started. Accordingly, amortization has not commenced and no related amortization expense has been reflected in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table presents amortization expense related to the Company’s other intangible assets for the periods indicated. There was no intangible amortization for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands)
Trade name	$121	$363
Customer relationships	149	445
Supplier relationships	849	2,548
Know-how	239	715
Software	28	28
Total amortization of other intangible assets	$1,386	$4,099

The following table presents estimated future amortization expense of finite‑lived intangible assets as of September 30, 2026, excluding the Offtake Agreement acquired as part of the Company’s acquisition of Serra Verde.

Year Ending December 31,	Finite-lived Intangible Assets
(In thousands)
2026 (remaining three months)	$1,441
2027	5,534
2028	5,428
2029	5,428
2030	5,428
Thereafter	41,472
Total estimated amortization	$64,731

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 14

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Assets, Non-Current

The following table presents other assets, non-current as of the periods indicated.

	September 30, 2026	December 31, 2025
	(In thousands)
Restricted cash, non-current (1)	$72,722	$—
Project development costs	27,174	—
Other	471	176
Total other assets, non-current	$100,367	$176

(1)Restricted cash represents funds held in escrow and legally restricted pursuant to the terms of the escrow agreement, which requires the amounts to be reserved for the development of the Blacksburg, South Carolina property.

Accrued Liabilities

The following table presents accrued liabilities as of the periods indicated.

	September 30, 2026	December 31, 2025
	(In thousands)
Payroll and related employee taxes	$42,600	$2,659
Construction in progress	23,507	6,302
Legal	3,824	1,668
Financing costs	4,203	—
Other	15,242	2,744
Total accrued liabilities	$89,376	$13,373

Asset Retirement Obligations

The Company recognizes a liability for asset retirement obligations (“AROs”) associated with legal obligations to retire tangible long-lived assets, including those arising from laws, regulations, permits, or contracts, in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. Obligations whose timing or method of settlement is conditional on a future event are recognized when fair value can be reasonably estimated, and uncertainty about timing or method is reflected in the fair value measurement.

AROs are initially measured at fair value using an expected present value technique, based on probability-weighted estimated future cash flows discounted at a credit-adjusted risk-free rate.

In subsequent periods, the liability is accreted to its expected settlement value. The Company reviews its AROs at least annually and adjusts the liability for revisions to the timing or amount of estimated cash flows. Upward revisions are discounted using the current credit-adjusted risk-free rate, and downward revisions are discounted using the rate applied when the original liability layer was recognized. Changes in the liability are offset by a corresponding adjustment to the related asset's carrying amount.

Upon settlement, the Company records a gain or loss for any difference between the settlement amount and the recorded liability. The following table presents the asset retirement obligation as of the periods indicated.

	September 30, 2026	December 31, 2025
	(In thousands)
Asset retirement obligation (included in other liabilities, current)	$—	$700
Asset retirement obligation (included in other liabilities, non-current)	2,139	—
Total asset retirement obligation	$2,139	$700

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 15

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Pela Ema Mine

In connection with the Company’s acquisition of Serra Verde on September 3, 2026, the Company assumed certain AROs, obligating the Company to return the land associated with the Pela Ema mine to its “original condition” under certain environmental laws in Brazil.

Three and Nine Months Ended September 30, 2026
(In thousands)
Balance, beginning of period	$—
Obligations arising from acquisition	2,112
Accretion expense	27
Balance, end of period	$2,139

Hooton Park

The Company recorded certain AROs, in connection with the Company’s obligation to return its Cheshire, United Kingdom building to its “original condition,” as defined in the lease agreement. On July 2, 2026, the Company purchased the land and building from the lessor for approximately $9.3 million. As of the date of purchase, the Company released the ARO balance of $0.7 million.

Upon purchasing the land, the Company inherited the environmental remediation responsibility under the U.K. environmental law. As of the reporting date, the Company has arranged with a third-party firm to determine the full cost of compliance under the U.K. environmental law. Upon obtaining the finalized environmental remediation report, the Company will increase the value of the land and the asset retirement cost accordingly. Therefore, as of September 30, 2026, the asset retirement obligation cannot be reasonably estimated.

Contract Liabilities

The Company’s contract liabilities consist of customer deposits and deferred revenue for cash payments received in advance of the Company’s performance. As of September 30, 2026, the Company evaluated its remaining performance obligations associated with its contract liabilities. The related revenue is expected to be recognized as performance obligations are satisfied over the remaining contract terms, with amounts expected to be recognized within the next 12 months classified as contract liabilities, current and amounts expected to be recognized thereafter classified as contract liabilities, non-current.

	September 30, 2026	December 31, 2025
	(In thousands)
Contract liabilities, current	$1,848	$10,500
Contract liabilities, non-current	9,594	—
Total contract liabilities	$11,442	$10,500

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 16

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the activity related to contract liabilities for the periods indicated. There was no contract liability activity for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands)
Balance, beginning of period	$10,930	$10,500
Other adjustments	—	(26)
Revenue recognized related to amounts included in balance, beginning of period	—	(798)
Cash received, excluding amounts recognized as revenue during the period	(81)	1,264
Translation adjustments	593	502
Balance, end of period	$11,442	$11,442

Mineral Interests

Mining property acquisition costs, including directly attributable acquisition costs, are capitalized when incurred and are included in Mineral interests on the Condensed Consolidated Balance Sheets. Acquisition costs include cash consideration and the fair value of shares issued as consideration. The Company also capitalizes amounts attributable to value beyond proven and probable (“VBPP”) reserves when acquiring mining property interests.

Once proven and probable reserves have been established and a mineral property is determined to be economically and legally developable, subsequent development costs are capitalized as mine development assets. Upon commencement of the production phase, capitalized mining property and development costs are amortized using the units-of-production method over the estimated life of the related reserves.

Capitalized costs related to properties that are abandoned or determined to be uneconomic are written off. Mining properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Pela Ema Mine

The Company acquired one mineral interest lease as part of the acquisition of Serra Verde. Mineral property acquisition costs, including acquired intangibles, licenses, and lease payments, are capitalized at cost. The net carrying value of mineral interest associated with the Serra Verde Pela Ema mine was $3.45 billion at September 30, 2026. Refer to Note 13, “Merger Transaction and Acquisition,” for further information regarding the acquisition.

As of September 30, 2026, the Company determined that no impairment indicators were present with respect to the mineral interest at the Serra Verde Pela Ema mine.

Round Top Mountain Mine

The Company holds two mineral interest leases and an associated groundwater lease in Hudspeth County, Texas. The net carrying value of the mineral interest associated with the Round Top Mountain mine was $17.6 million and $17.3 million at September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the Company determined that no impairment indicators were present with respect to the mineral interests at the Round Top Mountain mine.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 17

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental Cash Flow Information

Cash and Non-cash Transactions

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash Transactions
Cash paid for interest	$103	$—

Non-cash Transactions
Purchases of property and equipment in accounts payable and other accrued liabilities	$32,228	$1,463
Shares issued related to the Serra Verde acquisition	2,264,260	—
Shares issued related to the Texas Minerals Resource Corp. acquisition	73,905	—
USARE LLC Convertible Preferred unit dividends	—	3,042
Finance right of use assets obtained in exchange for finance lease liabilities	185	1,233
Non-cash lease liabilities arising from obtaining right of use assets	2,072	427
Government Grant Warrants issued to Department of Commerce	430,862	—
Common Stock issued to Department of Commerce	451,395	—
Dilution of non-controlling interest	1,056	—

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash and cash equivalents, and restricted cash. The following table presents a reconciliation of cash and cash equivalents, and restricted cash reported for each period within the accompanying Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows that sum to the total of such amounts.

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Cash and cash equivalents	$1,090,877	$257,609	$359,925
Restricted cash, (included in Other assets, non-current)	72,722	—	—
Cash, cash equivalents and restricted cash	$1,163,599	$257,609	$359,925

Note 4. Debt

Debt (short- and long-term) consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Barclays Trade Loan (included in Notes payable, current) (1)	$—	$1,849
U.S. International Development Finance Corporation (included in Notes payable, non-current)	305,559	—
Royalty Agreement (included in Royalty obligation, current and Royalty obligation, non-current)	362,229	—
Total debt	$667,788	$1,849

(1)The Barclays Trade Loan was repaid in full on February 13, 2026.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 18

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
U.S. International Development Finance Corporation Finance Agreement

In connection with the Company’s acquisition of Serra Verde on September 3, 2026 (“SV Acquisition Date”), the Company assumed a finance agreement with the United States International Development Finance Corporation (“U.S. DFC”) providing for a senior secured term loan facility in an aggregate principal amount not to exceed $565.0 million (the “Facility”), of which $325.0 million (the “U.S. DFC Loan Agreement”) remained outstanding at the SV Acquisition Date and remains outstanding at September 30, 2026. At the SV Acquisition Date, the Company assumed the outstanding loan balance at a fair value of $305.5 million.

Annual interest accrues at a floating rate based on Term Secured Overnight Financing Rate (“SOFR”) plus a 4.0% spread, and the Facility includes, among other items, an annual commitment fee of 0.5% on undisbursed amounts paid quarterly, a facility fee of 3.5% based upon the tranche value drawn, and an annual maintenance fee. The term of the Facility is 15 years from the initial disbursement date. The Facility is repayable in up to forty-eight (48) quarterly sculpted installments commencing 37 months following the initial disbursement date.

The obligations under the Facility are secured by a first priority lien on 100% of the shares in Middlebury and substantially all assets of Middlebury and its subsidiaries. The agreement also includes customary affirmative and negative covenants, reporting requirements, and events of default.

The following table presents the change in balance of the U.S. DFC Loan Agreement for the periods indicated.

	September 30, 2026	December 31, 2025
	(In thousands)
Balance, beginning of year	$—	$—
Fair value of debt assumed at acquisition (the U.S. DFC Loan Agreement)	305,472	—
Accretion	87	—
Balance, end of period (included in Notes payable, non-current)	$305,559	$—

The following table presents the future payments of the outstanding U.S. DFC loan agreement as of September 30, 2026

Year Ending December 31,	Loan Payment Amount
(In thousands)
2026 (remaining three months)	$—
2027	—
2028	—
2029	22,586
2030	15,763
Thereafter	286,651
Total future payments on outstanding U.S. DFC loan agreement	$325,000

Royalty Agreement

In connection with the Company’s acquisition of Serra Verde, the Company assumed two royalty rights agreements (“Royalty Agreement”). The Royalty Agreement grants a perpetual royalty over future cash flows from the sale or other disposal of products extracted from the Pela Ema mine at an aggregate rate of 5.25%.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 19

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company accounts for the Royalty Agreement as a debt instrument under ASC 470, Debt, because the Company retains significant continuing involvement in generating the cash flows that serve as the basis for the royalty payments to the royalty holder. The debt is measured using the effective interest method, and the estimates of future cash flows are reviewed each reporting period; changes in those estimates are recognized on a prospective basis. As of September 30, 2026, $31.5 million of the royalty obligation was recorded as a current liability based upon the estimated revenue over the next 12 months.

	September 30, 2026	December 31, 2025
	(In thousands)
Royalty obligation, current	$31,518	$—
Royalty obligation, non-current	330,711	—
Total royalty obligation	$362,229	$—

Barclays Trade Loan

On February 13, 2026, the Company repaid the outstanding Barclays Trade Loan balance in full, including accrued interest, to Barclays Bank PLC, and the loan was cancelled upon repayment.

Interest Expense

The following table presents interest expense related to the Company’s notes payable for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Hatch Note (1)	$—	$54
Barclays Trade Loan (2)	103	—
U.S. DFC Loan	2,161	—
Total interest expense	$2,264	$54

(1)The Hatch Note was extinguished on March 13, 2025.
(2)The Barclays Trade Loan was repaid in full on February 13, 2026.

Note 5. Variable Interest Entity

On March 4, 2026, the Company entered into a definitive Agreement and Plan of Merger with Texas Mineral Resources Corp. (“TMRC”). On August 7, 2026 (the “TMRC Acquisition Date”), the Company closed the acquisition of TMRC, pursuant to which the Company acquired 100% of the outstanding shares of TMRC (the “TMRC Acquisition”). The transaction is valued at approximately $73.9 million based on the closing price of the Company’s common stock on August 7, 2026. The aggregate merger consideration consisted of 3,823,328 shares of the Company’s common stock, with cash paid in lieu of fractional shares.

Prior to the TMRC Acquisition, TMRC held an 18.3% noncontrolling interest in RTMD, and the Company held the remaining 81.7% interest. RTMD qualifies as a variable interest entity (“VIE”) that the Company consolidated prior to the TMRC Acquisition. The Company undertook the TMRC Acquisition to obtain full ownership of RTMD and to streamline its operations, governance, and decision-making.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 20

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
TMRC has no operations other than its investment in RTMD, and substantially all of the value of the TMRC Acquisition is attributable to the 18.3% interest in RTMD. Because the Company held a controlling financial interest in RTMD both before and after the TMRC Acquisition, the Company accounted for the TMRC Acquisition of the remaining interest as an equity transaction in accordance with ASC 810, Consolidation. Accordingly, the Company derecognized the carrying amount of the noncontrolling interest, and the difference between that amount and the fair value of the consideration attributable to the acquired interest was recorded in additional paid-in capital. The net assets acquired through these arrangements were not material. Direct and incremental third-party transaction costs of $3.0 million, consisting primarily of legal and advisory fees, were recorded as a reduction of Additional paid-in capital in the Condensed Consolidated Balance Sheets. No gain or loss was recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, and no goodwill or other assets were recognized in connection with the acquired interest in TMRC.

Note 6. Commitments and Contingencies

Litigation

From time to time, the Company may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive notices alleging infringement of patents or other intellectual property rights. The outcomes of any legal proceedings, claims, notices or litigation are subject to uncertainty, and any claims against the Company, whether meritorious or not, can be time-consuming, result in costly litigation, require significant management time, create negative perceptions with communities, stakeholders, and government agencies and result in the diversion of significant operational resources. If an unfavorable outcome were to occur in any proceeding, claim or litigation, the Company could be adversely affected in the period in which it is resolved and the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. The Company accrues loss contingencies when it is both probable that the Company will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.

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

During the first quarter of 2026, the Company proposed to settle the matter. The Company determined that the proposed settlement consideration, consisting of cash, cash payments in lieu of equity awards, and interest, was both probable and reasonably estimable and, accordingly, recorded an estimated loss contingency of approximately $400 thousand in the accompanying Condensed Consolidated Balance Sheets. Subsequent to September 30, 2026 and through the date of this Quarterly Report, the settlement agreement has not been finalized. Any settlement, if consummated, will not constitute an admission of liability by the Company.

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

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 21

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Leases

On December 17, 2025, the Company entered into an operating lease for office and warehouse space in Wheat Ridge, Colorado, to support the Company’s research and development activities. The lease commenced on January 1, 2026 and expires on March 31, 2028. Total minimum lease payments over the lease term are $224 thousand, excluding variable costs such as taxes and common area maintenance. Under ASC 842, Leases (“ASC 842”), a right‑of‑use asset and lease liability have been recognized as of January 1, 2026.

On February 27, 2026, the Company entered into a non-cancelable operating lease for office space in Washington, D.C. to support general and administrative functions. The Company obtained control of the premises on April 1, 2026 for the purpose of performing leasehold improvements, which represents the lease commencement date under ASC 842. While the lease commenced on April 1, 2026, fixed rent payments commenced on July 1, 2026, and the lease expires on August 31, 2032. Total minimum lease payments over the lease term are $2.5 million, excluding variable costs such as taxes and common area maintenance. A right‑of‑use asset and lease liability were recognized as of April 1, 2026.

On August 14, 2026, the Company entered into an operating lease for office space in Wheat Ridge, Colorado, to support the Company’s research and development activities. The lease commenced on September 1, 2026 and expires on March 31, 2028. Total minimum lease payments over the lease term are $76 thousand, excluding variable costs such as taxes and common area maintenance. Under ASC 842, a right‑of‑use asset and lease liability have been recognized as of September 1, 2026.

Environmental Regulations at Pela Ema

In connection with the Company’s acquisition of Serra Verde, the Company assumed Serra Verde’s notices of violation from the applicable Brazilian environmental regulatory authority, alleging non-compliance with certain Brazilian environmental laws and regulations. The alleged violations include, among other matters, operation of facilities without the required environmental licenses, suppression of vegetation in protected areas, and unauthorized effluent discharges.

Based on the information currently available and in consultation with external legal counsel, management has determined that an unfavorable outcome is neither probable nor reasonably estimable at this time. Accordingly, in accordance with ASC 450, Contingencies, no liability has been recognized in the accompanying Condensed Consolidated Balance Sheets, as of September 30, 2026.

Call Option Agreement

In connection with the Company’s acquisition of Serra Verde, Merger Sub II LLC (the parent company of Middlebury) and Middlebury entered into the Amended and Restated Call Option Agreement (the “Call Option Agreement”) with US SIIE, LLC (the “US SIIE”) and the other parties named therein. Under the Call Option Agreement, upon the occurrence of specified triggering events, US SIIE has the right, but not the obligation, to acquire all of the equity interests of Middlebury held by Merger Sub II LLC at fair market value, as determined by independent valuation experts in accordance with the Call Option Agreement. Middlebury indirectly owns the Pela Ema mine, which supplies products under the Offtake Agreement. As of September 30, 2026, no triggering event had occurred under the Call Option Agreement, and no liability had been recognized related to the arrangement.

Purchase Commitments

The Company enters into non-cancelable purchase orders in the ordinary course of business for inventory and capital equipment. Commitments for inventory are generally short-term in nature. Capital equipment commitments are generally fulfilled within one year, with certain long lead time items extending beyond one year. As of September 30, 2026, the Company had open equipment purchase orders of $14.9 million which will be fulfilled later than one year from the reporting date.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 22

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Mezzanine and Stockholders' Equity

The following table presents the number of shares of Common Stock and Preferred Stock authorized and outstanding as of the periods indicated.

			Shares Outstanding
Class of Stock	Authorized	Par Value	September 30, 2026	December 31, 2025
	(In thousands, except par value)
Common stock	750,000	$0.0001	375,078	148,055
Preferred stock
12% Series A Cumulative Convertible Preferred Stock (1)	15,000	$0.0001	1,224	1,224
Undesignated preferred stock	35,000	$0.0001	—	—
Total preferred stock	50,000	$0.0001	1,224	1,224

Total authorized	800,000

(1)The liquidation value was $11.1 million and $8.9 million on September 30, 2026 and December 31, 2025, respectively.

$1.50 Billion Private Investment In Public Equity (“PIPE”)

On January 27, 2026, the Company closed a $1.50 billion private placement in the form of a PIPE with multiple investors. The Company issued 69.8 million shares of common stock on January 28, 2026 for gross proceeds of $1.50 billion and received net proceeds of $1.45 billion after deducting financing costs. The net proceeds are included in Cash and cash equivalents, and the 69.8 million shares issued are reflected in Common stock and Additional paid-in capital.

U.S. Department of Commerce CHIPS Act Agreements

On June 3, 2026, in connection with the Company’s agreements with the U.S. Department of Commerce (the “Dept. of Commerce”), under the CHIPS and Science Act of 2022 (the “CHIPS Act”), the Company issued 16.1 million shares of common stock and warrants to purchase 17.6 million shares of common stock. See Note 14, “Government Grants – U.S. Department of Commerce CHIPS Act Awards,” for additional information regarding these instruments and the related accounting.

Note 8. Equity-Based Compensation

Stock-based Compensation Expense

The following table presents stock‑based compensation expense for the periods indicated.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Incentive Plan	2026	2025	2026	2025
		(In thousands)
Restricted stock units (1)	2024 Incentive Plan	$5,674	$3,209	$16,538	$3,209
Performance restricted stock units	2024 Incentive Plan	47	—	186	—
Incentive units	Legacy Incentive Plan	—	(200)	—	241
Class A units (2)	Legacy Incentive Plan	—	—	—	841
Total		$5,721	$3,009	$16,724	$4,291

(1)The Company recognized $1.6 million during the three and nine months ended September 30, 2025 related to the modification of an equity award of the Company’s former Chief Executive Officer.
(2)In the nine months ended September 30, 2025, USARE LLC recorded equity-based compensation for issuance of its Class A Units to certain consultants pursuant to existing transaction bonus agreements.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 23

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
(Loss) income before income taxes	$6,607	$(156,994)	$(74,514)	$(248,025)
Income tax benefit	(5,099)	—	(6,189)	—
Effective tax rate			8.3%	—%

The Company is subject to taxation in the United States, the United Kingdom, France, Brazil, Switzerland, and various state jurisdictions. The Company’s effective tax rate of 8.3% is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, the estimated annual effective tax rate is updated if the Company revises its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is recorded.

The difference between the effective tax rate of 8.3% and the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2026 was due to changes in the valuation allowance, which entirely offsets the Company’s net deferred tax assets in the United States and Switzerland, and foreign tax benefits in Brazil and the United Kingdom.

As of September 30, 2026, the Company determined that, based on an evaluation of all available positive and negative evidence, including cumulative losses and the Company’s latest forecasts, it was more likely than not that the Company's deferred tax assets in the United States and Switzerland would not be realized and, therefore, the Company continued to record a full valuation allowance.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 24

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Net (Loss) Income per Share

The following table presents the computation of the numerator and denominator used in the calculation of net (loss) income per share attributable to holders of the Company’s common stock. For the three and nine months ended September 30, 2025, all potentially anti-dilutive securities were excluded from diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except for per share amounts)
Numerator
Net (loss) income attributable to USA Rare Earth, Inc.	$11,706	$(156,680)	$(65,616)	$(247,354)
Declared and deemed dividends, and interest accretion	(779)	(11,341)	(2,221)	(23,060)
Undistributed earnings allocated to participating securities	(185)	—	—	—
Net (loss) income attributable to USA Rare Earth, Inc. – Basic	10,742	(168,021)	(67,837)	(270,414)
Adjustments for dilutive securities:
Series A Warrant	(16,003)	—	—	—
Government Warrants	185	—	(227,928)	—
Net loss attributable to USA Rare Earth, Inc. – Diluted	$(5,076)	$(168,021)	$(295,765)	$(270,414)

Denominator
Weighted average shares outstanding – Basic	284,921	102,589	237,526	95,609
Series A Warrants	1,422	—	—	—
Government Grant Warrants	—	—	438	—
Weighted-average shares outstanding – Diluted	286,343	102,589	237,964	95,609

Net (loss) income per share attributable to USA Rare Earth, Inc.
Basic	$0.04	$(1.64)	$(0.29)	$(2.83)
Diluted	(0.02)	(1.64)	(1.24)	(2.83)

The following table presents categories of potential shares that are excluded from the diluted per share computation as their effect would be anti-dilutive for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Shares in thousands)
12% Series A Cumulative Convertible Preferred Stock (1)	2,517	3,402	2,517	3,402
Series A Warrants (2)	—	3,206	2,408	3,206
Earnout Shares (3)	—	10,100	—	10,100
Investor Warrants (4)	—	18,365	—	18,365
Incentive Units	—	9,991	—	9,991
Government Grant Warrants	17,601	—	—	—
Total	20,118	45,064	4,925	45,064

(1)Represents the amount of potential common shares, if converted at each reported date.
(2)Represents the amount of potential common shares, if exercised at each reported date.
(3)Represents contingently issuable shares outstanding at each reported date.
(4)Investor warrants outstanding as of September 30, 2025 were fully exercised during 2025 and are therefore excluded from the September 30, 2026 table.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 25

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

Because the Company operates in a single reportable segment and the measures used by the CODM are consistent with the Condensed Consolidated Financial Statements, no reconciliation is required between segment measures and the consolidated amounts.

Note 12. Concentrations

Disaggregation of Revenue

The following table presents the United States (“domestic”) and international (“foreign”) revenue, based on the customers’ “shipped to” address. No revenue was reported in the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands)
United States	$1,059	$3,761
International	1,943	10,760
Total revenue	$3,002	$14,521

Major Customers

The following table presents the customers that account for 10% or more of the Company’s revenue. Concentration of revenue among a limited number of customers shifts regularly, depending on when revenue is recognized. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the period presented and do not indicate a trend specific to any one customer. No revenue was reported in the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Customer 1	16%	33%
Customer 2	28%	24%
Customer 3	27%	20%
Customer 4	17%	17%
All other customers (1)	12%	6%

(1)Includes individual customers that each accounted for less than 10% of total revenue.

Note 13. Merger Transaction and Acquisition

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 26

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
SVRE Holdings Ltd. Acquisition

On September 3, 2026 (the “SV Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding shares of SVRE Holdings Ltd. (“Serra Verde”). Serra Verde operates the rare earths project located at its Pela Ema mine in Minaçu, Brazil and is currently in the production phase. The Pela Ema mine is unique as the only mine outside Asia currently capable of supplying all four key rare earth elements (“REEs”) used in neodymium-iron-boron (“NdFeB”) magnets at scale, such as neodymium, praseodymium, dysprosium and terbium, together with other vital REEs, such as yttrium. This transformative acquisition has created what we believe is one of the only fully integrated mine-to-magnet platform outside China, with active capabilities across mining, processing, separation, metallization and magnet making across three continents.

The total purchase consideration was approximately $2.57 billion, consisting of $300.0 million in cash, 126,849,307 shares of the Company’s common stock valued at $17.85 per share, equating to approximately $2.26 billion, and $9.63 million of pre-combination rollover restricted stock unit value. The share consideration includes 372,357 shares retained by the Company to settle income tax obligations of certain Serra Verde employees in Brazil and Switzerland, which were not delivered to those employees.

September 3, 2026
(In thousands)
Cash consideration	$300,000
Equity consideration	2,264,260
Pre-combination Rollover RSU value	9,634
Total purchase price	$2,573,894

Assets Acquired and Liabilities Assumed at Fair Value

The Serra Verde acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the SV Acquisition Date.

The allocation of the purchase price to the assets acquired and liabilities assumed is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, the Company will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 27

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 3, 2026
(In thousands)
Cash and cash equivalents	$116,695
Accounts receivable	38
Inventory	27,217
Prepaid expenses and other current assets	2,612
Property, plant and equipment	571,921
Mineral interests	3,446,904
Other intangible assets	168,092
Other assets	7,555
Total assets acquired	$4,341,034

Accounts payable	$19,921
Accrued liabilities	31,637
Finance leases	185
Debt	667,701
Deferred tax liabilities	1,045,279
Asset retirement obligation	2,112
Other liabilities	305
Total liabilities assumed	$1,767,140
Total net assets acquired	$2,573,894

Valuation Methodologies

The fair values of assets acquired and liabilities assumed were determined in accordance with the fair value measurement principles of ASC 820, using market‑participant assumptions. The Company applied a combination of income, market, and cost approaches, depending on the nature of each asset or liability, as described below.

•Cash and cash equivalents. Measured at carrying value, which approximates fair value due to short-term maturities.
•Inventory. Finished goods were valued at estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort, or at estimated replacement costs for certain components. Raw materials were valued at the lower of purchased cost or replacement costs.
•Property, plant and equipment. The property, plant and equipment acquired were valued using either the replacement cost or market value approach, as appropriate, as of the date of acquisition.
•Mineral interests. The mineral reserves acquired were valued utilizing the multi-period excess earnings method (“MPEEM”), which is a type of the income approach. MPEEM is used to estimate an asset’s value based on the principle that the value of an asset equals the present value of the incremental after-tax cash flows attributable only to the asset. The net cash flow attributable to the asset is calculated based on a forecast of its related cash inflows and outflows, less contributory asset charges for economic returns of and on monetary, tangible, and other assets necessary to realizing the cash flows. Contributory asset charges may also be referred to as “capital charges” or “economic rents.” Under this method, value is estimated by discounting the resulting “excess earnings” as well as any tax benefits related to ownership to present value.
•Other intangible assets - Offtake Agreement. The fair value of the intangible asset acquired was estimated using the with and without method, which is a type of incremental income method approach. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 28

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
•Accounts payable and Accrued liabilities. Recorded at carrying value given short-term settlement periods which approximate fair value.
•Debt – Royalty Obligation/Liability. Valued utilizing the discounted cash flow (“DCF”) method, a variation of the income approach. In the DCF method, the value of an asset or liability is estimated based on expected cash flow and discounted to its present value at a rate of return commensurate with the risk associated with that cash flow.
•Debt – U.S. DFC Loans. The Company measured the assumed loan at its fair value.
•Deferred tax liabilities. Measured using enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse.
•Asset retirement obligation. Measured at fair value using an expected present value technique, based on probability-weighted estimated future cash flows discounted at a credit-adjusted risk-free rate.

Intangible Assets Acquired

The following table presents the components of the fair value of intangible assets acquired as of the SV Acquisition Date, along with their estimated useful lives:

	Fair Value	Weighted Average Useful Life
	(In thousands)	(Years)
Offtake Agreement	$168,092	(1)

(1)The Offtake Agreement is expected to be amortized on a systematic basis using the units of production method. As of September 30, 2026, delivery pursuant to the Offtake Agreement has not started. Accordingly, amortization has not commenced and no related amortization of intangible asset expense has been taken during the three and nine months ended September 30, 2026.

Acquisition-related Costs

Acquisition-related costs consist of legal and professional service fees and expenses for acquisition-related activities. The Company incurred acquisition-related costs of $69.2 million and $79.5 million, during the three and nine months ended September 30, 2026, respectively, which are shown primarily in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Pro Forma

The following table presents the unaudited, pro forma consolidated results of operations for the nine month ended September 30, 2026 and 2025, as if the business combination had occurred at the beginning of the Company’s preceding fiscal year on January 1, 2025. The pro forma information provided below is compiled from Serra Verde’s pre-acquisition financial information. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been completed on January 1, 2025 or (ii) future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited, in thousands)
Revenue (1)	$3,002	$518	$15,109	$2,216
Net (loss) income (2)	(16,685)	(157,870)	(239,871)	(315,742)

(1)Since the acquisition of Serra Verde on September 3, 2026, the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for both the three and nine months ended September 30, 2026 includes revenue of zero and net losses of $14.4 million, respectively, related to Serra Verde.
(2)Acquisition related costs of $69.2 million and $79.5 million for the three and nine months ended September 30, 2026, respectively, were excluded from the pro forma net loss for the three and nine months ended September 30, 2026, respectively, and included in the pro forma net loss for the three and nine months ended September 30, 2025, respectively.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 29

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Definitive Carester SAS Investment

On April 9, 2026, the Company entered into a binding letter of intent, and subsequently on July 23, 2026, the Company entered into a definitive agreement to acquire a 13.6% equity interest in Carester SAS (“Carester”), the parent company of Caremag SAS, for cash and equity consideration amounting to €40.0 million, or approximately $45.3 million.

The proposed consideration consists of €28.3 million in cash, or approximately $32.1 million, and €11.7 million in equity consideration, or approximately $13.2 million, payable in shares of the Company’s common stock, in each case subject to customary adjustments, including the potential substitution of cash in lieu of the Company’s common stock.

The number of shares of the Company’s common stock to be issued will be determined based on the market price of the Company’s common stock on the closing date of the transaction. As a result, the actual U.S. dollar value of the cash and equity consideration, when translated from euros to U.S. dollars, may differ from the estimated amounts described above.

As of September 30, 2026, the transaction had not closed.

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

The earnout shares were classified as liabilities and remeasured at fair value on a recurring basis prior to conversion which resulted in a fair value loss on conversion of zero and $107.2 million in the three and nine months ended September 30, 2026, respectively, presented in Gain (loss) on fair market value of financial instruments, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Upon conversion, the related earnout liability was reclassified to common stock and additional paid‑in capital. See Note 2, “Fair Value Measurements – Earnout Liabilities” for a reconciliation of the conversion of the Earnout liability.

Note 14. Government Grants

U.S. Department of Commerce CHIPS Act Awards

On June 3, 2026 (the “Award Date”), the Company entered into a Direct Funding Agreement (the DFA”) and a Loan Guarantee Agreement (the “LGA”) with the Dept. of Commerce pursuant to the CHIPS Act (the “Funding Agreements”). In connection with the execution of these agreements, the Company also entered into a Securities Issuance Agreement with the Dept. of Commerce pursuant to which the Company issued shares of its common stock and warrants to purchase shares of its common stock as conditions precedent to the DFA and LGA, respectively.

As a condition precedent to the DFA, the Company issued to the Dept. of Commerce 16.1 million shares of its common stock on the Award Date. The shares were measured at fair value based on the Company’s closing stock price of $27.98 per share on the Award Date, resulting in an aggregate fair value of approximately $451.4 million.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 30

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As a condition precedent to the LGA, the Company issued to the Dept. of Commerce a warrant to purchase up to 17.6 million shares of its common stock (the “Warrant”) at an exercise price of $17.17 per share. The Warrant issued under the LGA was initially measured at fair value of $430.9 million ($24.48 per Warrant share) on the Award Date based on an independent third-party valuation.

Together, the combined fair values for the common stock issued under the DFA and the Warrants issued under the LGA of $882.3 million are treated as the total cost incurred to obtain access to the funding arrangement under the CHIPS Act, and along with other financing costs, are recognized as Deferred arrangement costs in the Condensed Consolidated Balance Sheets.

Under the Funding Agreements, the Company is required to raise equity (which could include, at the Company’s option, up to $300.0 million of convertible loan notes) in the following amounts by the corresponding dates:

•On or prior to March 31, 2027, the Company is required to raise an additional aggregate amount of equity equal to $375.0 million, plus the total cash acquisition costs for the acquisition of Serra Verde.
•On or prior to December 31, 2027, the Company is required to raise an additional aggregate amount of equity equal to $875.0 million.

Under the Funding Agreements, the Company is also required to establish a revolving credit facility in an aggregate principal amount not to exceed $250.0 million by June 30, 2027. In addition to the equity raise requirements described above, the Company is required to raise an aggregate amount of equity that is sufficient to satisfy the cash collateral required under such working capital facility.

In connection with the DFA and LGA with the Dept. of Commerce, the Company entered into agreements with certain consulting firms that provided advisory services. Under these agreements, the consultants may, upon the occurrence of certain events and when the relevant conditions become satisfied, become entitled to certain success fees that become payable upon specified funding and transaction-related events under the DFA and LGA. As payment is contingent upon future funding, disbursement, and transaction-related events under the DFA and LGA, which remain subject to their respective terms and conditions. As of September 30, 2026, the Company has not recognized a liability for these fees and has not made any payments under these agreements. When incurred, success fees associated with funding received under the DFA are recognized as a charge to additional paid-in capital. Success fees associated with the LGA are capitalized and recognized as an adjustment to interest expense using the effective interest method over the term of the related financing arrangement.

Direct Funding Agreement

The DFA provides for up to $277.0 million in direct funding from the Dept. of Commerce to support the construction and development of domestic rare earth and critical minerals projects (the “Projects”). Receipt of funding under the DFA is contingent upon the Company satisfying various contractual milestones, conditions, and approval requirements. Management evaluates these conditions on an ongoing basis and assesses the probability of achieving the required milestones and ultimately receiving the related funding. Based on this assessment, the Company concluded that recognition of the deferred equity cost (included in the Deferred arrangement costs on the Condensed Consolidated Balance Sheets) at Award Date remains appropriate as of September 30, 2026. In addition, the DFA contains customary representations, covenants, and conditions, including restrictions on stock buybacks and dividends for a five-year period following the Award Date, minimum liquidity requirements, and clawback provisions applicable upon milestone failure or breach of authorized purpose.

The deferred equity cost asset will remain on the balance sheet until direct funding award disbursements are received. Upon receipt of approved cash disbursements, the Company will record a credit to additional paid in capital and reduce a proportionate share of the deferred equity cost with an offset to additional paid in capital. As of September 30, 2026, the Company had not received any direct funding award disbursements, nor had it received formal approval for any disbursement requests.

The common stock issued to the Dept. of Commerce is subject to a one-year lock-up period from the Award Date. The Dept. of Commerce’s voting rights with respect to the shares are restricted to the greatest extent permissible under applicable law.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 31

USA Rare Earth, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Loan Guarantee Agreement

The LGA provides for a loan guarantee by the Dept. of Commerce of up to $1.30 billion in borrowings by the Company from the Federal Financing Bank (“FFB”) to fund a portion of the capital costs of the Projects. Advances (“loan disbursements”) under the LGA are subject to milestone-based conditions precedent and are non-revolving. Each loan disbursement has a 15-year maturity from the date the loan is advanced. The interest rate applicable to each loan disbursement is based upon the U.S. Treasury securities at each drawdown date plus 150 basis points. The LGA contains customary affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, maintenance of certain financial ratios, and requirements applicable to the use of proceeds. The Company will account for each loan disbursement as debt under ASC 470, Debt. As of September 30, 2026, no advances had been drawn under the LGA.

The initial fair value of the Warrant was recorded under Warrant liabilities with an offset to deferred financing costs (included in Deferred arrangement costs in the Condensed Consolidated Balance Sheets). Subsequent changes in the fair value of the warrant liability are recognized in earnings as a component of other income (expense) and do not adjust the deferred financing costs. See Note 2, “Fair Value Measurements – Government Grant Warrant Liability,” for the valuation methodology, significant unobservable inputs, and the roll forward of the warrant liability for the three and nine months ended September 30, 2026.

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

The Warrant was immediately issued as a condition precedent to the LGA commitment and is fully exercisable after one year, the Warrant is not linked to a specific loan disbursement. Therefore, the Warrant was issued to obtain access to the credit facility provided under the LGA rather than in connection with the issuance of a specific loan disbursement. Debt issuance costs associated with the LGA, comprising 1) the initial fair value of the Warrant, 2) the 2.0% upfront loan commitment fee of $26.0 million, 3) a 2.0% annual ticking fee, paid quarterly, based on the unutilized LGA commitment amount, and 4) directly attributable legal and advisory costs, are deferred as a loan commitment asset and will be reclassified as a debt discount against each FFB note as advances are drawn, and subsequently amortized to interest expense over the term of the applicable note using the effective interest method.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our results of operations and financial condition. It should be read in conjunction with the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”). The following discussion may contain forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are reasonable when made, we cannot assure you that we will achieve the plans or expectations referenced in our forward-looking statements. Our actual results and the timing of events may differ materially from those expressed or implied as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 32

Overview

We are a rare earth, critical minerals and advanced materials company. Our vision is to be the world's leading rare earth enterprise, a pioneering company that excels at every stage of the value chain, from the earth to the magnet and beyond. We endeavor to deploy our expertise with speed and purpose, allocate capital with discipline and rigor, and mitigate geopolitical and operational risk. We intend to be the partner of choice for nations, industries and communities that depend on a secure, sustainable supply of the rare earths and other critical materials and derivative technologies that power the modern world.

Upon our acquisition of SVRE Holdings Ltd. (“Serra Verde”) on September 3, 2026, we own and operate the Serra Verde Pela Ema mine and processing facility in Goiás, Brazil, the only scaled producer outside Asia of all four key rare earth elements used in neodymium-iron-boron (“NdFeB”) permanent magnets: neodymium (“Nd”), praseodymium (“Pr”), dysprosium (“Dy”) and terbium (“Tb”). Serra Verde commenced the production phase (“commercial production”) in 2024, and optimized Phase 1 production commenced in September 2026.

In November 2026, we commenced sales of a heavy mixed rare earth carbonate (“MREC”) from Serra Verde to US SIIE, LLC (“US SIIE”) under a 15 year, 100% take-or-pay offtake agreement (the “Offtake Agreement”), as defined below) for Phase 1 production, subject to guaranteed price floors with annual price escalation, and shared upside to higher market prices.

We own the Round Top heavy rare earth element (“HREE”) deposit near Sierra Blanca, Texas, which our analysis shows contains one of the largest HREE deposits in North America.

We own and operate a fully automated and instrumented hydrometallurgical demonstration facility at our Wheat Ridge, Colorado research and development center that was commissioned in June 2026 and commenced production of separated rare earth oxide samples in July 2026. We also own and operate Less Common Metals Ltd. (“Less Common Metals”), a metal-making facility located in Cheshire, United Kingdom, one of the few commercial producers outside of Asia with the capability to convert rare earth element and critical mineral oxides into metals and alloys. Additionally, we own and operate a rare earth magnet manufacturing facility in Stillwater, Oklahoma (“Stillwater Facility”). The Stillwater Facility was commissioned in the first quarter of 2026 and began NdFeB magnet sales in the third quarter of 2026.

Factors Affecting Comparability of Results

During 2025 and 2026, we completed three transactions that materially affect the comparability of the results discussed below. On March 13, 2025, we consummated our business combination with USA Rare Earth, LLC and became a publicly traded company listed on Nasdaq under the symbol “USAR.” On November 18, 2025, we acquired Indian Ocean Rare Metals Pte. Ltd., the parent of Less Common Metals Ltd. (“Less Common Metals”), a rare earth metal and alloy manufacturer based in Cheshire, United Kingdom. On September 3, 2026, we acquired SVRE Holdings Ltd. (“Serra Verde”), the parent company of the Serra Verde Group, which operates a rare earths project in Brazil that is currently in commercial production.

The three and nine months ended September 30, 2026 include the results of Less Common Metals for the full period and of Serra Verde from its acquisition date through September 30, 2026. The prior-year periods include neither business. In addition, we began generating revenue from our magnet manufacturing operations in the third quarter of 2026, and no such revenue was recorded in the prior-year periods. Accordingly, revenue, gross loss, and operating expenses for the three and nine months ended September 30, 2026 are not comparable to the corresponding periods in 2025.

For a complete description of the 2025 business combination and Less Common Metals transactions, refer to Note 2, “Merger Transaction and Acquisition,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. For a complete description of the Serra Verde acquisition, refer to Note 13, “Merger Transaction and Acquisition.”

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 33

Recent Developments, Key Trends, Opportunities and Uncertainties

Our revenues for the three and nine months ended September 30, 2026 were derived primarily from our metal-making operations and our neo magnet manufacturing production. We incurred a net income of $11.7 million and a net loss of $68.3 million for the three and nine months ended September 30, 2026, respectively. Our historical results are not indicative of our future results, and our ability to generate sufficient revenue to achieve profitability will depend largely on the successful development and scaling of our integrated mine-to-magnet platform and our global value chain.

Acquisition of SVRE Holdings Ltd.

On September 3, 2026, the Company completed the acquisition of 100% of the issued and outstanding shares of SVRE Holdings Ltd. (“Serra Verde”). Serra Verde operates the Pela Ema rare earths project located in Minaçu, Brazil and is currently in commercial production. The Pela Ema mine is unique as the only mine outside Asia currently capable of supplying all four key rare earth elements (“REE”) used in neodymium-iron-boron (“NdFeB”) magnets at scale, namely as neodymium, praseodymium, dysprosium and terbium, together with other vital REEs, such as yttrium. This transformative acquisition has created what we believe is one of the only fully integrated mine-to-magnet platform outside China, with active capabilities across mining, processing, separation, metallization and magnet making across three continents.

Serra Verde’s strategic importance is also reflected in its Offtake Agreement (as defined and described below) with US SIIE, LLC (“US SIIE”), which provides contractual price floors for neodymium, praseodymium, dysprosium and terbium while preserving participation in higher market prices.

We believe the acquisition strengthens our U.S. and allied government relationships and provides multiple embedded growth opportunities, including a potential Phase 2 doubling of Pela Ema’s production capacity. The transaction also added significant leadership depth with the appointment of Thrasyvoulos Moraitis and Sir Mick Davis to our Board and Mr. Moraitis as Chief Executive Officer, effective October 1, 2026.

The total purchase consideration was approximately $2.57 billion, consisting of $300.0 million in cash, 126.8 million shares of our common stock valued at $17.85 per share, equating to approximately $2.26 billion, and $9.63 million of pre-combination rollover restricted stock unit value. The share consideration includes 372 thousand shares that were retained to settle income tax obligations of certain Serra Verde employees, which were not delivered to those employees.

See Note 13, “Merger Transaction and Acquisition – SVRE Holdings Ltd. Acquisition” of the Notes for further information regarding the acquisition.

Offtake Agreement and Capitalization Arrangements

On April 20, 2026, then a subsidiary of Serra Verde and now an indirect subsidiary of the Company, SV Management Switzerland AG (“SVMS”), entered into an offtake agreement (the “Offtake Agreement”) with US SIIE, LLC (“US SIIE”) for the sale of products from the Pela Ema mine. The Offtake Agreement provides a commercial sales channel for production from the Pela Ema mine, with contractual pricing support through established floor prices while preserving participation in higher market prices. The Offtake Agreement runs until the earlier of the delivery of products produced from 198 million metric tons run of mine ore, or 20 years after the commercial operations date. We expect the Offtake Agreement to run for approximately 15 years.

Under the Offtake Agreement, the purchase price is based on contractual floor prices for the payable rare earth elements, with US SIIE also paying SVMS additional amounts when applicable market index prices exceed the contractual floor prices. The payable rare earth elements are terbium, dysprosium, neodymium and praseodymium, and the floor prices (stated per kilogram of oxide equivalent) currently are $2,050 for terbium, $575 for dysprosium, $110 for neodymium and $110 for praseodymium. SVMS is required to sell, and US SIIE is required to purchase and take delivery of (or pay for if not taken), 100% of the production of products from Phase 1 of the Pela Ema mine, subject to limited exceptions: (i) quantities used for testing and process development, (ii) non-payable products and other minerals that US SIIE declines to purchase, and (iii) products supplied to the U.S. International Development Finance Corporation as interest payments on its financing.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 34

For products delivered as mixed rare earth carbonate ("MREC"), the purchase price for each payable element equals the applicable floor price less a fixed separation cost, multiplied by the contained oxide-equivalent quantity and a fixed recovery yield. For separated rare earth oxides, the purchase price is the applicable floor price multiplied by the quantity of oxide delivered. The separation costs and recovery yields applicable to the payable elements are fixed for the term of the Offtake Agreement and are not subject to adjustment.

US SIIE also pays SVMS 70% of the amount, if any, by which the value of the delivered payable elements calculated using a market index price exceeds their value calculated at the floor price. SVMS invoices US SIIE for 80% of the estimated purchase price and index-based amount for each shipment before the scheduled loading date, and the balance is settled in the month following delivery once final quality results are determined.

The Offtake Agreement prohibits specified restricted persons from owning or being involved in separation facilities in which we or SVMS have an interest, and requires that those facilities not be located in non-allied nations. SVMS may not undergo a change of control, other than specified permitted transactions, without the prior written consent of the U.S. Department of War, and any non-U.S. directors of SVMS must be from an aligned nation and approved by the Department of War.

On August 21, 2026, SVMS and US SIIE amended the Offtake Agreement to revise the U.S. government financial commitments required to support US SIIE in meeting its obligations under the Offtake Agreement as a condition to the effectiveness of the parties' sale and purchase obligations. As amended, such financial commitments consist of $750 million of funding to US SIIE, a commitment letter for a $500 million senior debt facility (which has not been documented, closed or funded) from a Tier-1 institutional bank, and one or more forward purchase contracts for purchase from US SIIE of at least $300 million of products over five years. The condition was met on August 21, 2026.

In connection with the Offtake Agreement, in September 2026, Merger Sub II LLC, a wholly owned subsidiary of the Company, entered into an Amended and Restated Call Option Agreement (the “Call Option Agreement”) with US SIIE and Middlebury Merger Sub Ltd. (“Middlebury”), our indirect, wholly owned subsidiary which indirectly owns Serra Verde Pesquisa e Mineração Ltda. (“SVMS”) and the Pela Ema mine. Under the Call Option Agreement, upon specified triggering events, US SIIE may acquire the entire equity of Middlebury at fair market value determined by a panel of independent experts. Triggering events consist of (i) solely in the event the U.S. government is not a lender, insolvency or similar circumstances involving SVMS, (ii) ceasing to use the Pela Ema mine site in Brazil or suspending activities in connection with the mine for a period of sixty days or more, (iii) breach of fundamental obligations under the Offtake Agreement, (iv) assignment of the Offtake Agreement or a change of control in breach of the Offtake Agreement, and (v) an event of default under financing documents entered with new lenders and written notice of the intention of such new lenders to foreclose on their collateral. See Note 6, “Commitments and Contingencies – Call Option Agreement,” of the Notes for additional information regarding the Call Option Agreement.

No sales were made under the Offtake Agreement during the three or nine months ended September 30, 2026, and no triggering event had occurred under the Call Option Agreement as of September 30, 2026. In October 2026, we began commercial-scale shipments to US SIIE and recorded sales in November.

Acquisition of Texas Mineral Resources Corp.

On March 4, 2026, we entered into a definitive Agreement and Plan of Merger with Texas Mineral Resources Corp. (“TMRC”). On August 7, 2026, we closed the acquisition of TMRC, pursuant to which we acquired 100% of the outstanding shares of TMRC. Following this acquisition, we are now the sole operator and 100% economic beneficiary of the “Round Top Project,” which consists of the operations and rights related to Round Top Mountain and the Round Top Mountain HREE metals deposit. This transaction secured full ownership control of the Round Top Project, and has allowed us to streamline operations, governance and decision-making.

This transaction was valued at approximately $73.9 million based on the closing price of our common stock on August 7, 2026. The aggregate merger consideration consists of approximately 3.8 million shares of our common stock, with cash paid in lieu of fractional shares. See Note 5, “Variable Interest Entity,” of the Notes for additional information regarding the TMRC acquisition.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 35

Proposed Investment in Carester SAS

On April 9, 2026, we entered into a binding letter of intent, and subsequently on July 23, 2026, we entered into a definitive agreement to acquire a 13.6% equity interest in Carester SAS (“Carester”), the parent company of Caremag SAS. This transaction is part of a broader initiative, in partnership with Carester, the Government of France and InfraVia, to build an integrated value chain platform for rare earth processing, metal and alloy production and magnet making in Lacq, France. If the investment is completed, the platform will unite the technological expertise, process innovation, and production capacity of our manufacturing operations and those of Carester with the goal of accelerating development and strengthening our capabilities across the rare earth value chain. In parallel, USA Rare Earth, through Less Common Metals – Europe, is developing a 3,750 metric tons per year (“MTPA”) metal and alloy production facility. We believe the partnership will create one of Europe’s most complete rare earth industrial ecosystems.

The proposed consideration of $45.3 million consists of €28.3 million in cash, or approximately $32.1 million, and equity consideration of €11.7 million, or approximately $13.2 million, payable in shares of our common stock, in each case subject to customary adjustments, including the potential substitution of cash in lieu of our common stock. The proposed transaction is further subject to, among other things, receipt of applicable regulatory approvals, and the satisfaction of customary closing conditions and there can be no assurance that the transaction will be completed.

As of September 30, 2026, the transaction had not closed.

Third Quarter 2026 Business Highlights

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, is presented below.

Revenue, Gross Loss and Gross Margin

The following table sets forth our revenue, cost of revenue, gross loss and gross margin for the periods indicated.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands, except for percentage)
Revenue	$3,002	$14,521
Cost of revenue	22,884	35,880
Gross loss	$(19,882)	$(21,359)
Gross margin	(662.3)%	(147.1)%

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 36

Comparison of the three months ended September 30, 2026 and 2025

Revenue was $3.0 million for the three months ended September 30, 2026, of which $2.8 million was generated by Less Common Metals and $0.2 million was generated from our neo magnet operations. Cost of revenue for the three months ended September 30, 2026 was $22.9 million, resulting in a gross loss of $19.9 million and a negative gross margin. The gross loss was primarily due to non-inventoriable labor and material costs associated with initial production of neo magnets and mining activities, and an inventory count adjustment at our metal making facility. Gross margin was also directly affected by the under absorption of labor and overhead costs due to raw material supply constraints and higher raw material costs at Less Common Metals.

Comparison of the nine months ended September 30, 2026 and 2025

Revenue was $14.5 million for the nine months ended September 30, 2026, of which $14.3 million was generated by Less Common Metals and $0.2 million was generated from our neo magnet operations. Cost of revenue for the nine months ended September 30, 2026 was $35.9 million, resulting in a gross loss of $21.4 million and a negative gross margin. The gross loss was primarily due to non-inventoriable labor and material costs associated with initial production of neo magnets and mining activities, and an inventory count adjustment at our metal making facility. Gross margin was also directly affected by the under absorption of labor and overhead costs due to raw material supply constraints and higher raw material costs at Less Common Metals.

Concentration of Revenue

Revenue Attributable to Primary Geographical Markets

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands)
United States	$1,059	$3,761
Europe	1,804	10,305
Asia	139	455
Total revenue	$3,002	$14,521

Operating Expenses

The following table sets forth our results of operations and the amount of change between the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		2026	2025
	(In thousands, except for percentages)
Operating expenses
Selling, general and administrative	$103,656	$11,410	$92,246	$157,438	$24,666	$132,772
Research and development	16,519	4,451	12,068	41,536	8,717	32,819
Amortization of intangible assets	1,386	—	1,386	4,099	—	4,099
Total operating expenses	$121,561	$15,861	$105,700	$203,073	$33,383	$169,690

Comparison of the three months ended September 30, 2026 and 2025

Selling, general and administrative (“SG&A”) expenses. The increase of $92.2 million was primarily due to an increase in consulting and legal costs of $68.0 million and $8.6 million, respectively, primarily related to business acquisitions, an increase in employee compensation and benefits of $14.8 million, associated with increased headcount as we expanded our organizational infrastructure, including the added headcount from the acquisitions of Less Common Metals and Serra Verde on November 18, 2025 and September 3, 2026, respectively, and other costs of $0.8 million.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 37

Research and development (“R&D”) expenses. The increase of $12.1 million was primarily due to an increase in development costs of $7.7 million, facility costs of $3.4 million and other costs of $1.0 million.

Amortization of intangible assets increased by $1.4 million and was due to intangible assets acquired in connection with the acquisition of Less Common Metals.

Comparison of the nine months ended September 30, 2026 and 2025

Selling, general and administrative expenses. The increase of $132.8 million, was primarily due to higher consulting and legal costs of $77.1 million and $19.7 million, respectively, primarily related to merger and acquisition activities, and entry into the Dept. of Commerce’s DFA and LGA, and an increase in employee compensation and benefits and stock‑based compensation of $24.0 million and $11.4 million, respectively, both associated with an increase in headcount as we expanded our organizational infrastructure, including added headcount from the acquisitions of Less Common Metals and Serra Verde on November 18, 2025 and September 3, 2026, respectively. The increase was further driven by other costs of $0.6 million.

Research and development expenses. The increase of $32.8 million, was primarily due to higher development costs of $15.7 million, an increase in employee‑related costs and stock-based compensation of $6.2 million, reflecting higher headcount, including the added headcount from our acquisitions of Less Common Metals and Serra Verde on November 18, 2025 and September 3, 2026, respectively. The increase was further driven by facility and insurance costs of $6.5 million, consulting costs of $2.5 million, and other costs of $1.9 million.

Amortization of intangible assets increased by $4.1 million and was due to intangible assets acquired in connection with the acquisition of Less Common Metals.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		2026	2025
	(In thousands, except for percentages)
Other income (expense), net
Interest income	$1,212	$1,310	$(98)	$1,684	$2,262	$(578)
Dividend income	11,390	—	11,390	37,839	—	37,839
Grant income	208	—	208	654	—	654
Gain (loss) on fair market value of financial instruments, net	136,567	(142,426)	278,993	115,432	(216,788)	332,220
Interest expense and other expense, net	(1,327)	(17)	(1,310)	(5,691)	(116)	(5,575)
Total other income (expense), net	$148,050	$(141,133)	$289,183	$149,918	$(214,642)	$364,560

Other income (expense), net.

•Dividend income increased by $11.4 million and $37.8 million for the three and nine months ended September 30, 2026, respectively, over the comparable periods in the prior year, primarily due to returns on money market funds, such as our investments in a prime money market fund and a U.S. Government money market fund.
•Grant income increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, over the comparable periods in the prior year, reflecting grant revenue generated by Less Common Metals, which was acquired on November 18, 2025. Grant income for the current period includes only post‑acquisition activity, whereas the prior period did not include any grant income from these operations.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 38

•Gain (loss) on fair market value of financial instruments, net reflected a gain of $279.0 million and $332.2 million for the three and nine months ended September 30, 2026, respectively, over the comparable periods in the prior year. The 2026 gains were driven primarily by the decline in our share price since the June 3, 2026 issuance of warrants to the U.S. Department of Commerce (the “Government Grant Warrants”), partially offset by the earnout liability loss recognized from the share conversion in the second quarter of 2026. The 2025 losses were driven primarily by increases in our share price on the Common Stock warrants, Series A warrants, and earnout liabilities, including a $36.9 million day-one loss on the Common Stock warrants issued in May 2025. See Note 2, Fair Value Measurements.
•Interest expense and other expense, net primarily reflects:
◦$4.5 million of liquidated damages recorded under the Registration Rights Agreement during the second quarter of 2026. The liquidated damages were triggered by the suspension of the Company’s Form S-1 (File No. 333-293172), originally filed on February 3, 2026, from March 30 through June 5, 2026;
◦$2.2 million of interest expense related to the U.S. DFC loan during the three and nine months ended September 30, 2026; and
◦unrealized losses from our investment in a prime money market fund, and interest expense on the Barclays Bank PLC trade cycle loan facility previously entered into by Less Common Metals, which was repaid in full in the first quarter of 2026. These losses were partially offset by unrealized foreign exchange gains.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In thousands, except percentages and basis points)
(Loss) income before income taxes	$6,607	$(156,994)	$163,601	$(74,514)	$(248,025)	$173,511
Income tax benefit	(5,099)	—	(5,099)	(6,189)	—	(6,189)
Effective tax rate				8.3%	—%	830 bps

Income tax benefit. The increase in the benefit from income taxes of $5.1 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, compared to the comparable periods of the prior year was primarily attributable to the forecasted taxable activities of our Less Common Metals and Serra Verde subsidiaries following the acquisitions on November 18, 2025 and September 3, 2026, respectively.

Effective tax rate. Our effective tax rate of 8.3% for the nine months ended September 30, 2026 differs from the statutory tax rate of 21% due to changes in valuation allowances in the United States and Switzerland, foreign tax benefits generated on current year losses, and recurring permanent differences and discrete items that may occur in any given year, but are not necessarily consistent from year-to-year.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 39

Liquidity and Capital Resources

Overview

We are an early-stage company with a limited operating history. As we expand our production capacity, we expect to incur significant operating expenses without generating sufficient revenues to cover these expenditures.

We believe that our existing cash and cash equivalents together with cash generated by future financing activities, including our ability to raise capital under our universal shelf registration statement, will be sufficient to fund our near‑term operating and capital expenditure requirements for at least the next twelve months. We will require additional capital to fund our long‑term capital requirements, particularly those associated with the full development of the Round Top Project, the build-out of the Stillwater Facility, the development of the Blacksburg Facility, the expansion of the Less Common Metals – UK facility, the development of the Less Common Metals – Europe manufacturing facility and the continued costs of operating and developing the Pela Ema mine. We may also incur significant future cash outflows related to strategic investments and/or acquisitions. We intend to pursue external sources of financing to support our funding needs, including equity financings and debt financings, depending on market conditions and other factors.

The amount and timing of our capital expenditures is within our control and subject to management’s discretion. We retain the flexibility to defer a portion of planned capital expenditures depending on a variety of factors, including, but not limited to industry conditions, increased costs, delays in project development, the availability of necessary equipment, infrastructure and capital, capital needs of other strategic initiatives and market conditions. Our goal is to allocate our capital to advance our objectives and maximize returns.

To meet certain milestones under the Dept. of Commerce DFA and LGA, respectively (the “Funding Agreements”) to partially reimburse us for our capital expenditures, we will be required to raise a significant amount of capital by the end of 2027. Under the Funding Agreements, we are required to raise equity (which could include, at our option, up to $300.0 million of convertible loan notes) in the following amounts by the corresponding dates:

•On or prior to March 31, 2027, we are required to raise an additional aggregate amount of equity equal to $375.0 million, plus the total cash acquisition costs for the acquisition of Serra Verde.
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

There can be no assurance that any government funding or other funding will be obtained, or as to the timing or amount of any proceeds. Debt financings may impose additional operational limits on our business and increase our interest expense, and equity or equity-linked financings could result in additional dilution to our shareholders. If we do not raise equity to satisfy the equity milestones described above, we may seek to modify such milestones under the Funding Agreements through discussions with the Department of Commerce. There can be no assurance that any agreement for a modification will be obtained.

Our ability to raise additional capital on acceptable terms is subject to market conditions, our operational progress, and our ability to satisfy applicable milestones and conditions, and there can be no assurance that such additional capital will be available on acceptable terms or at all.

Sources and Uses of Cash

Our primary sources of liquidity have consisted of equity financing. For the nine months ended September 30, 2026, we had a net loss of $68.3 million, which included a non-cash fair value gain on financial instruments of $115.4 million. Net cash used in operating activities during the period was $228.2 million. As of September 30, 2026, we had $1.09 billion in unrestricted cash and cash equivalents.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 40

We expect to continue to use cash in our consolidated operating activities for the foreseeable future as we invest in commercializing our integrated mine-to-magnet platform. Our primary near-term uses of cash include:

•Stillwater Facility development – continue to qualify sintered NdFeB permanent magnet production, expansion of production, and building metal making operations, a portion of which could be funded through the DFA and LGA, and procuring feedstock;
•Round Top Project advancement – funding a Definitive Feasibility Study and, ultimately, mine construction; a portion of which could be funded through the DFA, LGA, and TSIF grant agreements;
•Blacksburg Facility development – developing our new magnet manufacturing and refined metals operation in Bailey Industrial Park, Blacksburg, a portion of which could be funded through the DFA and LGA;
•Serra Verde – implementation of the flowsheet optimization and debottlenecking project;
•Consolidated separation plant development - developing a consolidated separation plant to process recycled swarf from our magnet production and mixed rare earth carbonate primarily from Serra Verde;
•Less Common Metals expansion – expanding the current manufacturing site in Cheshire, United Kingdom.
•Less Common Metals – Europe – developing a rare earth processing, metal and alloy production and magnet making facility in Lacq, France; and
•General corporate and administrative expenses – supporting our growing operations, including personnel, legal, regulatory, and compliance costs.

Investment in Carester SAS. The Carester investment, when completed, has an aggregate estimated value of €40.0 million, or approximately $45.3 million. Upon consummation of the transaction, the proposed investment would require a cash payment of €28.3 million, or approximately $32.1 million. The remaining consideration consists of equity consideration of €11.7 million, or approximately $13.2 million, to be settled through the issuance of shares of our common stock, subject to customary adjustments, including the potential substitution of cash in lieu of our common stock.

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

Facility Leases. We lease facilities under fixed noncancelable operating leases that expire on various dates through fiscal year 2032. See Note 6, “Commitments and Contingencies – Leases,” of the Notes for additional information related to our fixed noncancelable operating leases.

Cash Flows

	Nine Months Ended September 30,
	2026	2025	Change
	(In thousands)
Net cash used in operating activities	$(228,187)	$(21,087)	$(207,100)
Net cash used in investing activities	(375,600)	(13,398)	(362,202)
Net cash provided by financing activities	1,414,763	275,333	1,139,430

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 41

Operating Activities. Net cash used in operating activities increased by $207.1 million compared to the comparable prior‑year period. The changes in non-cash adjustments were primarily driven by:
•a $332.2 million non-cash unrealized fair value gain primarily related to the Series A Warrant and the Government Grant Warrant liability, partially offset by the unrealized fair value loss related to the Earnout Share conversion;
•a $12.4 million increase in stock‑based compensation; and
•a $7.7 million increase in depreciation and amortization, due primarily to acquisition-related property and intangible assets.

The changes in operating assets and liabilities were primarily driven by:
•an increase in cash used for accounts receivable and inventory, due primarily to the addition of Less Common Metals’ receivables and inventory balances following the acquisition of Less Common Metals on November 18, 2025 and the addition of Serra Verde’s inventory balances following the acquisition of SVRE Holdings Ltd. on September 3, 2026;
•an increase in cash used for prepaid and other assets, due primarily to prepaid rent and advanced payments to suppliers for future inventory deliveries;
•an increase in cash used for accounts payable, due primarily to expenditures associated with development of the Round Top Project, an increase in vendor payments related to the acquisition of SVRE Holdings Ltd. on September 3, 2026, and the timing of vendor payments; and
•an increase in cash provided from accrued expenses, due primarily to an increase in payroll and payroll taxes related to the acquisition of SVRE Holdings Ltd. on September 3, 2026, and equipment expenditures.

Investing Activities. Net cash used in investing activities increased by $362.2 million compared to the comparable prior-year period, due primarily to the acquisition of SVRE Holdings Ltd. on September 3, 2026, and capital expenditures to build out our manufacturing process at our Stillwater Facility.

Financing Activities. Net cash provided by financing activities increased by $1.14 billion compared to the comparable prior-year period, primarily due to proceeds from the $1.50 billion private investment in public equity financing, net of transaction costs, completed in January 2026, partially offset by payments for security issuance costs and the repayment of the Barclays Bank PLC trade cycle loan facility.

Off-Balance Sheet Arrangements

Other than as described in this Quarterly Report, we do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 6, “Commitments and Contingencies,” of the Notes.

Purchase Obligations and Other Commitments

In the normal course of business, we enter into purchase orders with vendors for manufacturing and research and development equipment and with suppliers for inventory used in the manufacture of our products. Capital equipment purchase orders are generally non-cancelable due to long lead times and generally relate to forecasted equipment needs for our Phase 1b and 2a manufacturing line expansions at our Stillwater Facility, facility construction, capital equipment purchases for magnet- and metal-making activities, and research and development activities at RTMD. Inventory purchase orders are generally fulfilled within one year of the order date.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 42

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP and require management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and results of operations. Actual results could differ materially from these estimates.

Significant estimates include goodwill and other assets arising from business combinations, asset and liability valuations, including earnout and warrant liabilities, deferred taxes and related valuation allowances, and other fair value measurements. See Note 1, “Organization – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for a description of our critical and other significant accounting policies.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2026. We acquired SVRE Holdings Ltd. on September 3, 2026 and, as permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of our disclosure controls and procedures as of September 30, 2026 did not include the disclosure controls and procedures, to the extent that they are subsumed by internal control over financial reporting, of SVRE Holdings Ltd., whose financial statements reflect total assets and revenues constituting 62% and zero percent, respectively, of the related Condensed Consolidated Financial Statements of the Company as of, and for the third quarter ended, September 30, 2026. Based on that evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 43

We completed the acquisition of SVRE Holdings Ltd. on September 3, 2026, and we are currently integrating SVRE Holdings Ltd. into our internal control system. Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2026, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), excludes the internal control over financial reporting of SVRE Holdings Ltd. This exclusion is in accordance with guidance provided by the Securities and Exchange Commission for newly acquired businesses. The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 44

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 6, “Commitments and Contingencies–Litigation” and “Commitments and Contingencies–Environmental Regulations at Pela Ema” of the Notes and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

Factors that could cause the Company’s actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 30, 2026.

As of the date of this Quarterly Report on Form 10-Q, other than as set out in below, there have been no material changes to the risk factors disclosed in the Company’s 2025 Annual Report on Form 10-K.

You should consider the following risks and uncertainties together with the other information contained in this Quarterly Report on Form 10-Q and in the Company’s 2025 Annual Report on Form 10-K. These risks and uncertainties could materially adversely affect our business, results of operations, financial condition and reputation, which could cause the trading price of our stock to decline. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, could also adversely affect us. References to past events are illustrative and are not intended to be a complete listing, and the absence of a reference to a past event does not imply that it has not occurred or indicate how likely it is to occur in the future.

Summary of Risk Factors

The following summarizes some, but not all, of the risks provided below. Please carefully consider all of the information discussed in this “Item 1A. Risk Factors” for a more thorough description of these and other risks:

•Our Stillwater Facility has limited operating history and our Blacksburg Facility is under development, and we have a limited history in commercial magnet-making operations which limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.
•The development of the Round Top Project into a producing mine is subject to a variety of risks and the development of the Round Top Project into a producing mine may not occur or be delayed.
•Delays in the ramp-up of Phase I and any Phase II expansion at the Pela Ema mine could increase project costs and timelines, and materially adversely affect our business and results of operations.
•We are subject to risks related to the development and operation of rare earth mines and differences between planned and actual recovery and yield rates could reduce our production volumes and revenues.
•The production of neo magnets and strip-cast and alloy manufacturing, and mineral exploration and mining activities by their nature, involve significant risks and hazards and are subject to significant regulation.
•Our R&D programs may not be successful, which could impair our ability to establish commercially viable extraction, separation, and magnet manufacturing operations.
•Until we are able to satisfy our rare earth oxide and metal feedstock needs from internal resources, our business will remain subject to the availability of rare earth oxide and metal feedstock and related processing capacity from third parties.
•Our business is capital-intensive and if we do not have sufficient capital or other resources necessary to provide for such production and manufacturing, it could negatively impact our business.
•Our inability to meet customer specifications would negatively impact our business.
•We may be adversely affected by fluctuations in demand for, and prices of our products.
•Since our inception, we have generated negative operating cash flows and we may do so in the future and may not achieve profitability, which could affect our ability to implement our business plan.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 45

•We may not be able to convert current commercial discussions for the sale of our products into definitive contracts, which may have a negative effect on our business.
•Any uncertainty related to the Offtake Agreement, for example if such agreement is terminated or if the counterparty lacks financial resources necessary to perform its purchase obligations, including due to a failure to finalize definitive debt financing within the timeframes contemplated by such agreement, could cause us to lose the significant commercial benefits provided by the Offtake Agreement.
•The Offtake Agreement contains covenants that could restrict our ability to take actions important to our business strategy and upon certain triggering events, the counterparty to the Offtake Agreement may exercise an option to purchase all the equity interests in our subsidiary that holds the Pela Ema mine.
•Geopolitical developments or disruptions, such as changes in the political environment, export/import or environmental policy of China or the U.S. or other countries in which we operate or sell product or otherwise, may adversely affect our business.
•Being designated on an export control list by China has had and is expected to continue to have an adverse impact on our ability to source key raw materials and supplies from China, which has impacted and is expected to continue to impact our business.
•The success of our business will depend, in part, on the growth of existing and emerging uses for neo magnets and an increase in the global supply of neo magnets or dumping, predatory pricing and other tactics by our competitors or state actors may adversely affect our profitability.
•We operate in a highly competitive industry in a high demand and growth environment and additional manufacturing, refining and mining competitors could result in a reduction in revenue.
•We may require substantially more capital than currently estimated to complete and develop our Projects, and any inability to obtain additional financing could adversely affect our business and future growth.
•Increasing costs, including rising electricity and other utility costs, or limited access to raw materials may adversely affect our profitability.
•Utility disruptions or shortages at our facilities could delay operations and increases costs, supply chain disruptions and logistics constraints could delay product delivery and disrupt our access to essential materials, and diminished access to water may adversely affect our operations.
•Our agreements with government entities that provided us with incentives and favorable financing contain obligations that, if not complied with, could negatively impact our business.
•We are subject to the risks of war, terrorism, natural disasters or public health emergencies.
•We are dependent upon IT systems, which are subject to cyber threats, disruption, damage and failure.
•If we fail to retain key personnel or attract additional qualified personnel, our business could suffer and work stoppages, labor relations issues, or a shortage of skilled workers could significantly disrupt our operations.
•Our success depends on developing and maintaining relationships with local communities and stakeholders.
•We are subject to political, economic, regulatory, tax, currency and other risks associated with our international operations and interventions by the Brazilian government in the local economy could have a material adverse effect on our business, financial condition and results of operations.
•Changes in royalty rates or the imposition of new royalties at the federal, state, or municipal level in Brazil could reduce our cash flows and materially adversely affect our financial condition.
•We are or may be subject to risks associated with acquisitions, strategic transactions and expansions and may not realize the anticipated benefits of our proposed, current, and prior acquisitions and transactions and the success of the LCM Acquisition depends on our existing and future customer and supplier relationships.
•If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.
•If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
•If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 46

•Failure to obtain or retain any necessary permits or approvals for our existing or planned operations or any regulatory investigations or penalties may negatively impact our business.
•Tariffs by the U.S., counter-tariffs by other countries and future changes in tariff policies could adversely affect our results of operations.
•Our operations are or may become subject, to various laws and regulations, including environmental, health and safety regulations, anti-corruption, anti-bribery and anti-money laundering laws and sanctions, export controls and national security-related requirements, which could impose additional costs or limit or prevent our ability to continue operations or undertake new operations, and we may face claims and liability for breaches, or alleged breaches, of such regulations and other applicable laws.
•We are subject to physical climate risks, and the impacts of climate change may adversely affect our operations and/or result in increased costs to comply with changes in regulations.
•We are exposed to possible litigation risks, including permit disputes (including in respect of access and/or validity of tenure), environmental claims, occupational health and safety claims and employee claims.
•The funding from the U.S. Department of Commerce subjects us to numerous risks and uncertainties, is expected to be funded in phases over time and is subject to our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all.
•We have assumed substantial indebtedness under Serra Verde’s DFC finance agreement, which contains restrictive covenants and requirements that could adversely affect our financial flexibility and operations.
•The market price and trading volume of our common stock have been, and may continue to be, highly volatile, and could be subject to wide fluctuations in response to various factors beyond our control.
•Any future issuances of Common Stock may dilute the voting power of our existing stockholders and along with the public resale of our Common Stock or the perception that such resales may occur could adversely affect the market price of our Common Stock.

Risks Related to Manufacturing and Production

Our Stillwater Facility has a limited operating history and our Blacksburg Facility is under development and accordingly, we have limited history in commercial magnet-making operations which limits the accuracy of any forward-looking forecasts, prospects or business outlook or plans.

Our magnet manufacturing facility located in Stillwater, Oklahoma (the “Stillwater Facility”) has a limited operating history and our planned magnet manufacturing facility located in Blacksburg, South Carolina (the “Blacksburg Facility”) is under development. As a result, we have little historical financial and operating information available to evaluate the performance of our magnet business.

In the near term, the development and growth of our magnet business depends on our ability to: (i) successfully produce neo magnets at the Stillwater Facility; (ii) secure one or more reliable sources of rare earth feedstock at prices that are acceptable and attractive to us; and (iii) secure adequate demand from neo magnet customers that are willing and able to purchase our neo magnets at prices that are expected to be profitable for us. Our long-term profitability from our magnet business will be dependent upon the economical development of the Stillwater Facility, the Blacksburg Facility and any other future planned facilities and production of neo magnets, which is subject to numerous risk factors. Additional expenditures are required to construct, complete and install additional neo magnet production equipment and our neo magnet production capabilities might not be able to fully utilize the nameplate capacity of the equipment. Actual operating costs and economic returns of the Stillwater Facility, the Blacksburg Facility and any other future planned facility may materially differ from the costs and returns estimated. We may not be able to obtain materials, equipment or tooling as needed in order to economically produce and sell neo magnets due to a variety of factors, including market constraints, technical and operational challenges, competition and our available capital, which we have experienced recently and may also continue to experience. In addition, we have also experienced, and may continue to experience, delays and issues with respect to procuring, installing and maintaining equipment and tooling, which have affected and may continue to affect our commissioning and production schedules at the Stillwater Facility. Delays for any reason in the completion of the Blacksburg Facility or the Round Top Project (as defined below) and the continued build-out of the Stillwater Facility or our ability to reach planned production capacity and sales of neo magnets from these facilities, as

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 47

applicable, could have a material adverse effect on our near-term and long-term financial prospects, results of operations and financial condition, which makes it difficult to accurately forecast our future performance and assess our business prospects and plans.

The Round Top Project is at the exploration stage and we have not commenced construction or commissioning of the mine or related facilities, and its development into a producing mine is subject to a variety of risks and uncertainties, any number of which may cause its development into a producing mine not to occur, be delayed, or not result in the commercial extraction of minerals.

We have not yet extracted minerals on a commercial scale through our operations and rights relating to Round Top Mountain and its heavy rare earth metals deposit (the “Round Top Project”). The Round Top Project may not be able to be commercially mined and our ongoing exploration programs may not result in the development of profitable commercial mining operations. Significant expenditures will be required to complete the Round Top Project. We may not be able to develop the Round Top Project into an operating mine and doing so may not result in the commercial extraction of mineral deposits. There are a number of factors that may result in the Round Top Project not reaching completion or cost-effective production, or which may result in delays or failure to achieve our production goals, including:

•if we do not obtain adequate funding;
•our failure to successfully complete a preliminary or definitive feasibility study demonstrating that the project could profitably produce rare earth minerals, the grade and characteristics of the deposit;
•if the preliminary and definitive feasibility studies for the Round Top Project, when delivered, do not support the economic viability of the Round Top Project moving forward, or the assumptions used in the studies to underpin the viability of the Round Top Project (including, but not limited to, the prices of critical minerals or rare earth minerals) do not remain accurate in the future;
•our ability to conduct our operations as currently planned if the Texas General Land Office (the “GLO”) were to grant mining leases or additional prospecting permits covering land in close proximity to the Round Top Project which adversely affects us (for example, a third party has obtained prospecting permits from the GLO for land in close proximity to our Round Top Project, including land on which we hold an active purchase option, and the holder of a prospecting permit may apply to the GLO to convert the permit into a mining lease, and the GLO has discretion whether to grant any such application);
•our failure to meet lease-related timelines;
•our inability to procure necessary equipment;
•our failure to satisfy operational requirements regarding obtaining adequate power, water, expertise and human resources; and
•if we do not reach commercial or profitable production of rare earth minerals from the Round Top Project in the short, medium, or long term.

If the development of the Round Top Project into a producing mine does not occur, is delayed, or does not result in the commercial extraction of minerals, our actual operating results may differ materially from any forecasted results.

Delays in the ramp-up of Phase I and in any Phase II expansion at our Pela Ema facility could increase project costs and timelines, and materially adversely affect our business and results of operations.

As of September 30, 2026, the first stage of the Phase I debottlenecking and optimization project at the Pela Ema facility is in production and continuing its ramp up process. The facility remains subject to risks associated with ramping up to planned first stage production volumes and cost profile as well as completion of the second stage of Phase I. Any optimization, commissioning or operational issues, and unforeseen events such as inclement weather, labor disputes or supply chain disruptions, may delay the completion of Phase I, achievement of planned production volumes or increase the project budget. In addition, the potential for a Phase II expansion is subject to risks related to economics, geology, design, engineering, and the successful implementation of lessons learned from Phase I.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 48

Delays in Phase II development could result in increased project costs, prolonged development timelines, and potential operational inefficiencies. The failure to complete the Phase I debottlenecking and optimization project on time and on budget, not proceeding with a Phase II expansion, delays or inefficiencies in achieving anticipated production volumes or cost profile, as well as delays in planning and execution of Phase II, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to risks related to the development and operation of rare earth mines.

The development, operation and profitability of the Round Top Project and our Pela Ema mine are subject to various risks, including:

•an increase in the global supply of rare earth magnets or critical and rare earth minerals related products, dumping, predatory pricing and other tactics by our competitors or state actors which may adversely affect our profitability;
•competition from substitutions for critical and rare earth minerals which may negatively impact the revenue generated by the Pela Ema mine and the Round Top Project;
•our inability to commercially deploy our mineral processing and purification technology or identify third-party technologies or processes, or for any such technology and/or processes to be able to efficiently process and purify one or more feedstocks of mixed rare earth mineral concentrates;
•any land reclamation and mine closures that may be burdensome and costly;
•our failure to obtain or maintain the necessary permits for operations and other aspects of the business of operating the Round Top Project or the Pela Ema mine; and
•if we do not achieve targeted production levels.

The occurrence of any of these events may have a material adverse effect on our business, results of operations and financial condition.

Differences between planned and actual recovery and yield rates could reduce production volumes and revenues at our current and future mining operations, and materially adversely affect our results of operations.

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

Our production forecasts for our Pela Ema mine are based in part on geological models, mineral resource estimates, and assumed recovery and yield rates. Actual recovery and yield rates may differ materially from planned levels due to inaccurate geological models, inaccurate estimates of mineralization, suboptimal extraction methods, equipment performance issues, or ineffective reagents. Imprecision in mineral resource estimates may lead to inaccuracies in project planning, potentially affecting the economic viability of mining operations. Any sustained shortfall in recovery or yield rates could result in lower production volumes, higher per-unit costs, and reduced revenues, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We have not declared mineral reserves for the Pela Ema mine.

In addition, any uncertainty and/or error in our estimates of minerals in the Round Top Project could result in lower-than-expected revenues and higher-than-expected costs. Our resource estimates, if any, may change significantly when new information or techniques become available. In addition, by their very nature, resource estimates are imprecise and depend to some extent on interpretations, which may prove to be inaccurate. As further information becomes available through additional fieldwork and analysis, our estimates, if any, are likely to change and these changes may result in a reduction in our resources. These changes may also result in alterations to our development and mining plans, which may, in turn, adversely affect our operations.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 49

The production of neo magnets and strip-cast and alloy manufacturing, and mineral exploration and mining activities by their nature, involve significant risks and hazards and are subject to significant regulation.

The production of neo magnets and strip-cast and alloy manufacturing, and mineral exploration and mining activities by their nature, involve significant risks and hazards, including environmental hazards, as well as industrial and mining accidents. These include, for example, occupational hazards, leaks, ruptures, explosions, chemical spills, seismic or other natural events, fires, flooding, discharges of gases and toxic substances, contamination of water, air or soil resources, unusual and unexpected rock formation affecting mineralization or wall rock characteristics, ground or slope failures, rock bursts, wildfires, radioactivity and other accidents, incidents, or conditions resulting from mining or manufacturing activities, including, among others, blasting and the transport, storage and handling of hazardous materials. In particular, the production of strip-cast and alloys and neo magnets involves the use of heavy equipment and operations at high temperatures. Certain materials used in magnet production are pyrophoric, and designing our facilities, including the Blacksburg Facility, to meet applicable building and fire codes for such materials may require additional safeguards and approvals from local authorities, which could increase costs or delay construction. These operations can be dangerous and safety incidents in these operations may cause damage to and loss of equipment, injury or death, monetary losses and potential legal liabilities. Furthermore, there is the risk that relevant regulators may impose fines and work stoppages for non-compliant production or mining operating procedures and activities, which could reduce or halt production or mining until lifted. The occurrence of any of these events could delay or halt production, increase production costs and result in financial and regulatory liability for us. In addition, the relevant environmental authorities have issued and may issue administrative directives and compliance notices in the future, to enforce the provisions of the relevant statutes to take specific anti-pollution measures, continue with those measures and/or to complete those measures. The authorities may also order the suspension of part, or all of, our operations if there is non-compliance with legislation. Contravention of some of these statutes may also constitute a criminal offense and an offender may be liable for a fine or imprisonment, or both, in addition to administrative penalties. The occurrence of any of these events may have a material adverse effect on our business, results of operations and financial condition.

Our research and development programs may not succeed in achieving their technological objectives, which could impair our ability to establish commercially viable extraction, separation, and magnet manufacturing operations.

Certain aspects of our business depend on the successful outcome of our research and development activities. These activities include: (i) our development of proprietary extraction and separation technologies at our Wheat Ridge, Colorado facility (the “Colorado Facility”); (ii) our development of intellectual property, technologies, and processes for manufacturing of sintered neodymium-iron-boron (“NdFeB”) permanent magnets at our in-house Innovations Lab and R&D Program at our Stillwater Facility; and (iii) our research and development enhancements to our metal-making operations at our Less Common Metals subsidiary (“Less Common Metals”). There is no assurance that any of these programs will yield commercially viable, scalable results. Our Colorado Facility is a development and demonstration facility, not a commercial production facility, and the technologies developed there may prove insufficient or prohibitively costly to scale. Similarly, our Innovations Lab may fail to develop magnet formulations and processes that are competitive in performance and cost, or that satisfy the exacting qualification requirements of defense and commercial customers. For example, we are currently developing grain boundary diffusion techniques and heavy rare earth free magnets and there can be no assurances that our efforts will be successful or result in commercially viable products. Finally, our research and development enhancements at Less Common Metals may not result in commercially scalable processes and products. If our research and development programs fail to achieve their objectives, or if successful results cannot be translated into scalable commercial processes in a timely manner, our business, results of operations, and financial condition could be materially and adversely affected.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 50

Until we are able to satisfy our rare earth oxide and metal feedstock needs from internal resources, our business will remain dependent on the availability of rare earth oxide and metal feedstock and related processing capacity from third parties in quantities and at prices that allow us to develop and commercially operate our Stillwater Facility and Blacksburg Facility and provide cost-effective feedstock to Less Common Metals.

Our Round Top Project is in its exploration stage and is not currently able to satisfy any feedstock needs for the operation of Less Common Metals or the development and commercial operation of our Stillwater Facility and Blacksburg Facility and may never be able to do so. Even if developed, the Round Top Project is not expected to satisfy all of our feedstock needs. In addition, 100% of the products from Phase I production from the Pela Ema mine have been allocated pursuant to the Offtake Agreement. Unless and until our Round Top Project is capable of satisfying a portion of our feedstock needs, or we are able to utilize a portion of the production from our Pela Ema mine for our feedstock needs, we will be required to enter into arrangements with third parties. We are in the process of pursuing feedstock supply and offtake arrangements with potential counterparties in an effort to secure adequate sources of feedstock on terms favorable to us. We may not be able to obtain feedstock due to a variety of factors, including market constraints, export control measures, operational challenges, competition and our available capital. We have experienced, and may continue to experience, delays and issues with shortages of certain feedstock, which have affected and may continue to affect our commissioning and production schedules at the Stillwater Facility and production at Less Common Metals. We also receive strip cast feedstock from Less Common Metals, which is currently experiencing delays in providing the Stillwater Facility with such strip cast feedstock, which in turn has impacted production at the Stillwater Facility. If we are unable to secure supply agreements that ensure that all of our feedstock needs are met, we may not achieve our goals. If this happens, our results of operations and financial condition could be materially and adversely affected.

In addition, our ability to convert mined material into rare earth oxides and the feedstock required by Less Common Metals and our magnet operations depends on the availability of separation, fluorination and metallization capacity, as well as certain reagents used in these processes. We do not currently own or operate commercial-scale rare earth separation capacity, and such capacity is limited outside of China. Until we develop commercial-scale rare earth separation capacity at our planned consolidated separation plant, which is expected to be in operation in early 2028, we will be required to enter into arrangements with third parties for separation of any mined materials from the Round Top Project or the Pela Ema mine. Further, we are dependent on third parties for fluorination and there are a limited number of such providers outside of China. Limited fluorination capacity outside of China has constrained and may continue to constrain our production at Less Common Metals and, in turn, Less Common Metals’ ability to provide feedstock to the Stillwater Facility. Our metallization capacity is currently limited to that of Less Common Metals, which may not be sufficient to meet the needs of our Stillwater Facility, and alternative metallization capacity outside of China is limited. If we are unable to develop or secure access to commercial-scale separation capacity, secure access to adequate fluorination capacity or reagents, or expand our metallization capacity or secure access to additional metallization capacity, our results of operations and financial condition could be materially and adversely affected.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 51

Our business is capital intensive and if we do not have sufficient capital necessary for the development and operation of our manufacturing and mining operations, it could negatively impact our business.

Neo magnet production, strip-cast and alloy manufacturing and the mining and production of critical and rare earth minerals require large amounts of capital. Significant capital will be required over the long-term to support the development and growth of our business and operations including the expansion of our Pela Ema mine, our Less Common Metals facility in the United Kingdom and our Stillwater Facility and the development of our Round Top Project, our planned Blacksburg Facility and our planned Less Common Metals facility in France (together, our “Projects”). As a result, we will need to raise additional capital (debt or equity) from time-to-time to meet our long-term strategic goals. Our long-term strategic goals are based on, among other things, current expectations as to future capital expenditures, and if we are unable to raise sufficient additional capital on satisfactory terms or at all to fund those long-term capital expenditures or we determine that the amount of necessary capital expenditures is greater than our current expectations and we are unable to raise further additional capital on satisfactory terms or at all, we may modify our capital expenditures plan in the short-term in a manner which results in lengthening the time in which we will achieve our long-term goals. In addition, any cost increases could put significant pressure on margins and cash flows, particularly during the ramp-up to commercial-scale production. Actual capital costs, operating and maintenance costs, production and economic returns may differ significantly from those we have anticipated, including due to excessive consumption of reagents, electricity, or diesel, additional capital expenditure requirements, and increased costs associated with the handling and transport of radioactive materials, and future development activities may not result in profitable mining, processing or production operations. Furthermore, any reduction in long-term capital expenditures may cause us to forego some of the benefits of any future increases in commodity prices, as it is generally costly or impossible to resume production immediately or complete a deferred expansionary capital expenditure project once delayed, which may adversely affect our results of operations or financial condition.

Our inability to meet customer specifications would negatively impact our business.

We need to produce our products to meet customer needs and specifications. As we continue to develop our Stillwater Facility, we have experienced, and may in the future experience, issues with the quality and availability of certain materials we obtain for use in production, including from Less Common Metals, and with our production processes. We may be unable to obtain a consistent supply of quality materials and perfect the relevant production process to the level necessary in order to meet customer specifications. In addition, our ability to sell rare earth products from our Pela Ema mine also depends on meeting product quality specifications, including requirements related to radionuclide content and other impurities. Failure to consistently meet these specifications could result in reduced product quality, inability to satisfy customer requirements, lower demand, financial consequences, and limited sales options. In addition, customer needs and specifications may change over time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.

We may be adversely affected by fluctuations in demand for, and prices of, our products.

Changes in demand for, and the market price of, and taxes and other tariffs and fees imposed upon, our products and their inputs could significantly affect the prices of our products and, accordingly, our revenues and profitability. Prices for our products and their inputs are volatile and are affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, tariffs, inflation or deflation, currency fluctuations, shipping and other transportation and logistics costs, global and regional supply and demand, the development of rare earth substitutes, potential industry trends, such as competitor consolidation, other integration methodologies or accelerated recycling, and tailings reprocessing advancements, and the political and economic conditions of countries that produce and procure our products. Furthermore, supply side factors have a significant influence on price volatility for critical and rare earth minerals, necessary feedstock, and prices. Supply of rare earth minerals, necessary feedstock, and neo magnets and separation capacity is currently dominated by Chinese producers. The Chinese central government regulates production via quotas and environmental standards and has changed, and may continue to change, such production quotas and environmental standards. Periods of over supply or speculative trading of critical and rare earth minerals can lead to significant fluctuations in the market price.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 52

Extended periods of high commodity prices may be destabilizing to critical and rare earth minerals supply and demand and ultimately to the broader markets. Some periods of high critical and rare earth mineral market prices generally are beneficial to our financial performance if we are producing rare earth minerals. If magnet prices rise in concert with such higher mineral prices, strong critical and rare earth mineral prices will also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for our products or increase our third-party feedstock costs, and at the same time may incentivize development of competing mining and manufacturing operations.

Additionally, because we currently are dependent on third parties for feedstock, changes in the demand for, the market price of, or taxes, tariffs, or other fees imposed on such feedstock may affect our ability to acquire our supply needs at an economical price. Changes in the price of feedstock could materially and adversely affect our operations and ultimate financial results.

Risks Related to Business Operations

Since our inception, we have generated negative operating cash flows and we may experience negative cash flow from operations in the future. We may not be successful in achieving profitability.

We are an early-stage company with a limited operating history. Since our inception, we have generated negative operating cash flows and we may experience negative cash flow from operations in the future. We incurred a net loss of $298.5 million for the year ended December 31, 2025 and had an accumulated deficit of $387.4 million as of December 31, 2025. Our 2025 revenues were derived solely from Less Common Metals for a portion of the year following the Less Common Metals acquisition, which closed on November 18, 2025 (the “LCM Acquisition”) and the Round Top Project is in its exploration phase. We expect to sustain substantial operating expenses without generating sufficient revenues to cover those expenditures for the foreseeable future. Our future operations and strategic plans may be dependent upon raising additional capital from equity or debt financings, which may not be available on attractive terms or at all. We may not be successful in achieving positive cash flow or profitability due to the unavailability of sufficient capital or otherwise.

Our ability to implement our business plan and achieve long-term success depends on our ability to generate revenues, achieve and maintain profitability and develop positive cash flows.

Our ability to implement our business plan depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations which are subject to many risks and uncertainties including:

•the sales price of our products;
•difficulty in marketing and/or selling products;
•significantly higher than expected capital costs to construct and commission our Projects;
•significantly higher than expected feedstock costs to support production in the near term until the Round Top Project is capable of satisfying a portion of our feedstock needs;
•significant delays, reductions or stoppages of production activities;
•shortages of adequate and skilled labor or a significant increase in labor costs;
•the introduction of significantly more stringent regulatory laws and regulations and associated delays in permitting; and
•delays in the availability of necessary equipment, including construction or production equipment.

If any one or more of these risks and uncertainties occur, we may need to revise our business plan, and may not achieve long-term success.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 53

We may not be able to establish, maintain or convert commercial discussions and/or memorandums of understanding with customers for the sale of our products from our magnet business or Round Top Project into definitive offtake or sales contracts, and we may not otherwise procure or maintain profitable orders for our products.

The success of our business depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers, convert commercial discussions, letters of intent and memorandums of understanding into meaningful orders, maintain any existing offtake arrangements or customer relationships and, with respect to the Round Top Project, convert commercial discussions into definitive offtake or sales agreements. We do not currently have any definitive offtake or sales agreements with customers in place in our magnet business or for the Round Top Project. Although we are in regular discussions with potential customers regarding potential offtake agreements, there is no assurance that we will be able to enter into definitive agreements with these potential customers. If we are unable to negotiate, finalize and maintain such agreements and satisfy the conditions thereto in order to enter into definitive agreements, or are only able to do so on terms that are unfavorable to us, this would have a material adverse effect on our ability to generate revenue and on our overall business, prospects, operating results and financial condition.

In our magnet business, we have commissioned and are producing under Phase 1a and are in the process of commissioning Phase 1b at our Stillwater Facility. Prior to reaching expected production rates at the Stillwater Facility, we intend to enter into short- and long-term sales contracts with new customers. We anticipate that our products will be delivered to certain customers on an early trial deployment basis for customer evaluation. However, there can be no assurance that these customers will enter into sales contracts or otherwise make meaningful orders for our products. Even if we do enter into offtake and/or sales agreements, we may fail to deliver the product required by such agreements or may experience production costs in excess of the fixed price to be paid to us under such agreements. Our customers may require protections in the form of price reductions and other remedies for late delivery or performance problems. Delays in delivery of our products, unexpected performance problems or other events could cause us to fail to meet these contractual commitments, resulting in delays in obtaining necessary materials used in our production process, defects in material or workmanship or unexpected problems in our manufacturing process, which could lead to unanticipated revenue and earnings losses and financial penalties. The occurrence of any of these events could harm our business, prospects, results of operations and financial results.

If the Offtake Agreement is terminated for any reason or US SIIE is unable to satisfy its obligations under the Offtake Agreement, we may lose the significant commercial benefits provided by the Offtake Agreement and be forced to seek alternative buyers on less favorable terms or restrict operations, which could materially adversely affect our business, financial condition, results of operations and prospects.

The Offtake Agreement, pursuant to which 100% of Phase I production from the Pela Ema mine is allocated on a take-or-pay basis, was entered into between SV Management Switzerland AG (“SV Management Switzerland”), a wholly owned subsidiary of Middlebury, and US SIIE, LLC (the “US SIIE”), a special purpose vehicle capitalized by the U.S. government and private capital sources. As a newly formed company, US SIIE has no operating history and will need to build operating infrastructure and hire staff or otherwise secure personnel to support the performance of its obligations under the Offtake Agreement. There can be no assurance that US SIIE will be successful in developing this capability on a timely basis, or at all.

The Offtake Agreement may be subject to termination in certain circumstances, including as a result of a material breach by either party, changes in the regulatory or political environment (including changes in U.S. administration or policy priorities), or other events beyond our control or the control of US SIIE. If the Offtake Agreement is terminated for any reason, or if US SIIE defaults on its purchase obligations, we may be forced to seek alternative buyers for our rare earth products from the Pela Ema mine. There can be no assurance that alternative offtake arrangements would be available on comparable terms, or at all. Any alternative arrangements would likely not include the floor price protection, annual price escalation, favorable upside-sharing mechanics, take-or-pay volume commitments, or long-term duration provided by the Offtake Agreement. The loss of these protections would expose us to the full volatility of rare earth commodity prices and market demand fluctuations, which could result in materially lower and less predictable revenue, reduced margins and impaired ability to service our substantial indebtedness, including under the U.S. DFC Loan Agreement. In addition, we have limited storage capacity for inventory and US SIIE’s failure to take delivery or the failure of alternative arrangements to result in deliveries could lead to storage being exhausted and us being forced to restrict operations at our Pela Ema mine. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 54

The Senior Debt Facility to be made available to US SIIE has not been documented, closed or funded and remains subject to numerous conditions.

US SIIE is a special purpose vehicle capitalized by the U.S. government and private capital sources, and if the U.S. government or private capital sources fail to provide adequate capitalization to US SIIE, including as a result of changes in administration, policy priorities or appropriations, US SIIE may lack the financial resources necessary to perform its purchase obligations under the Offtake Agreement. The Senior Debt Facility component of that capitalization has not been documented, closed or funded and, as a result of the Offtake Agreement amendment (the “Offtake Amendment”) entered into on August 21, 2026 by and between SV Management Switzerland and US SIIE, the requirement under Clause 2.2(b) of the Offtake Agreement with respect to that facility was revised such that it may be satisfied by entry into a commitment letter with a Tier-1 institutional bank, with the resulting facility to be reduced to binding long-form agreements promptly following the date on which the conditions precedent set forth in Clause 2.2 of the Offtake Agreement have been satisfied or waived, upon which the obligations of SV Management Switzerland to sell and deliver, and of US SIIE to purchase and take delivery of or pay for, rare earth products under the Offtake Agreement take effect.

US SIIE has entered into a commitment letter with a Tier-1 institutional bank, the committing bank’s commitment under which is subject to numerous conditions precedent, including the negotiation, execution and delivery of definitive facility documentation satisfactory to the bank, the execution and delivery of material contracts, the receipt of all governmental and third-party approvals necessary for the financing and collateral perfection, the perfection of liens on the collateral, the accuracy of representations and warranties, and the absence of any default under the facility documentation or material contracts. Certain of these conditions afford the bank discretion to decline to fund. In addition, the commitment terminates at the earliest of (i) 11:59 p.m. (New York time) on December 31, 2026 and (ii) the suspension, termination or cancellation of the Offtake Agreement, in each case unless the closing of the Senior Debt Facility has occurred on or before such date, and US SIIE may terminate the commitment at any time, with or without cause. As of September 30, 2026, the Senior Debt Facility has not been documented. There can be no assurance that the Senior Debt Facility will be documented, closed or funded, in whole or in part.

Because the requirement with respect to that facility under Clause 2.2(b) of the Offtake Agreement, as revised by the Offtake Amendment, may be satisfied by entry into a commitment letter rather than by a funded facility, if the Senior Debt Facility is not closed or funded, or if US SIIE’s available cash and cash equivalents are otherwise insufficient, US SIIE may be unable to perform its purchase and payment obligations under the Offtake Agreement, and we may be forced to seek alternative buyers for our rare earth products from the Pela Ema mine on less favorable terms, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The Offtake Agreement involves covenants that may restrict our ability to take actions important to our business strategy and could have a material adverse effect on our business, prospects, results of operations, financial position and cash flows.

The Offtake Agreement contains covenants to (i) subject to certain exceptions, during the term of the Offtake Agreement, sell and deliver to the United States government 100% of the production of the applicable products from Phase I at the Pela Ema mine, (ii) not locate separation facilities in any non-allied nation or permit any restricted person to have an interest in or otherwise be involved in any separation facilities, (iii) use commercially reasonable efforts to prohibit contractors and service providers from using, reselling, or otherwise providing any technology, software, hardware or other like asset that is owned or developed, or in which an interest is held, by a non-allied nation’s government, and (iv) not change or replace the U.S. DFC Loan Agreement except with DFC, the United States government or a person who is not a restricted person.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 55

In addition, in connection with consummation of the Serra Verde merger, we were required to implement certain governance rights and protective provisions, including restrictions with respect to, subject to certain exceptions, (i) consummating certain fundamental events other than to certain persons from permitted jurisdictions, (ii) completing a sale of assets critical to Serra Verde’s obligations under the Offtake Agreement, (iii) selling products or material assets designated by the Department of War during a time of conflict involving the United States as a priority to the national security of the United States (subject, in certain circumstances, to appropriate economic make whole arrangements in favor of us), (iv) knowingly issuing more than 19.9% of the common stock to persons who are not certain persons from permitted jurisdictions, and (v) consummating certain fundamental events subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”) without receipt of CFIUS clearance prior to consummation.

In connection with the Offtake Agreement, we are also required to implement and maintain a shareholder rights plan or other mechanism intended to prevent restricted persons from acquiring, directly or indirectly, more than 19.9% of our equity interests. These limitations could restrict our ability to raise capital from, or enter into strategic transactions with, certain non-U.S. investors, may reduce demand for or the liquidity of our common stock, and, if triggered, could result in significant dilution to the holdings of the applicable restricted person.

Compliance with the above covenants could restrict our ability to take actions that are important to our business strategy. If strategic transactions are prohibited by the Offtake Agreement or other covenants, our ability to execute our business strategy could be materially adversely affected. A failure to comply with these covenants could give rise to an event of default under the Offtake Agreement. If any such event of default is not waived, US SIIE would have the right to exercise remedies, which may include, without limitation, termination of the Offtake Agreement and/or seeking damages. Any such remedies could materially adversely affect our business, prospects, results of operations, financial position and cash flows, and could cause volatility in or otherwise adversely affect, the price of our common stock.

Upon certain triggering events, US SIIE may exercise an option under the Amended and Restated Call Option Agreement to purchase all of the equity interests in Middlebury, which may undermine the execution of our mine-to-magnet strategy.

In accordance with the Call Option Agreement dated August 14, 2026 entered among Serra Verde, Serra Verde securityholders and US SIIE, and as a condition to the consummation of the Serra Verde merger, the parent company of Middlebury, Merger Sub II LLC, agreed to amend and restate said Call Option Agreement to provide an option in respect of the entire equity interests of Middlebury (the “Amended and Restated Call Option Agreement”).

Upon the occurrence of certain triggering events, US SIIE may exercise an option to purchase all of the equity interests in Middlebury. Triggering events consist of (i) solely in the event the U.S. government is not a lender, insolvency or similar circumstances involving SV Management Switzerland AG or Serra Verde Pesquisa e Mineração Ltda., (ii) ceasing to use the Pela Ema mine site in Brazil or suspending activities in connection with the mine for a period of sixty days or more, (iii) breach of fundamental obligations under the Offtake Agreement, (iv) assignment of the Offtake Agreement or a change of control in breach of the Offtake Agreement, and (v) an event of default under financing documents entered with new lenders and written notice of the intention of such new lenders to foreclose on their collateral.

Any forced sale of Middlebury may undermine the execution of our mine-to-magnet strategy and could materially adversely affect our business, prospects, results of operations, financial position and cash flows, and could cause volatility in or otherwise adversely affect, the price of our common stock.

Changes in China’s or the United States’ political environment and policies, including changes in export/import policy, may adversely affect our business.

Because of the current dominance of China in the critical and rare earth minerals industry, the possibility of adverse changes in trade or political relations with China as well as political instability in China could severely interfere with our industry and would have a material adverse effect on our operations.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 56

Our sales may be adversely affected by the current and future political environment in China and the policies of the Chinese central government. China could oversupply our markets in the United States and elsewhere with either cheaper magnet products or rare earth minerals or feedstock. The U.S. government has called for substantial changes to foreign trade policy with China and has from time to time raised (as well as has proposed to further raise in the future) tariffs on several Chinese goods. China has at times retaliated with increased tariffs on U.S. goods, or the ban of exports of rare earth technologies and feedstock to other countries such as the United States. While some impacts of Chinese trade policy may be beneficial for our business, any changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars which could likely result in increased volatility in the prices of critical and rare earth minerals, necessary feedstock, and neo magnets.

Furthermore, unless and until these dynamics change in favor of the increased competitiveness of U.S. domestic production, U.S. domestic production may not be economically viable in the global marketplace. Our business plan is also impacted by U.S. government policies that support domestic critical and rare earth minerals production, including tariffs and procurement restrictions, and any reduction in or change to that support, including following a change in administration or the composition of Congress, could adversely affect our business.

As we are heavily dependent upon third-party feedstock unless and until we are able to supply our feedstock needs through our Round Top Project or the Pela Ema mine, if ever, and as China currently dominates the global supply of rare earth feedstock necessary for the production of neo magnets, any changes in U.S. and China relations, including changes in policies by the Chinese government, could adversely affect our financial condition and results of operations, including: changes in laws, regulations or the interpretation thereof, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

China’s export controls and other restrictions on rare earth elements, metals, magnets, and related equipment have disrupted, and may continue to disrupt, our industry and our ability to source materials and equipment as needed, which could materially affect our business.

China has enacted export control measures affecting rare earth elements, metals, and magnets, as well as the equipment used to produce them. These measures have had, and are expected to continue to have, a significant impact on the broader rare earth and magnet industry, including us. In particular, until our Round Top Project is capable of satisfying a portion of our feedstock needs, if ever, our business is subject to the availability of rare earth oxide and metal feedstock, in quantities and prices that allow us to develop and commercially operate our production and manufacturing facilities. Moreover, China’s export controls regime has also disrupted the ability of industry participants to obtain equipment and materials manufactured in China that are used in rare earth processing and magnet production. As a result, we and other industry participants are facing increased costs, delays, and difficulties obtaining key raw materials, such as dysprosium, samarium and gadolinium, and chemical reagents and equipment, and greater competition for the limited supply of these items outside of China. Western prices for dysprosium oxide, for example, are up over 90% in 2026 alone as measured by Benchmark Minerals intelligence. These impacts have adversely affected and may continue to adversely affect our business.

In addition to the general control measures China has enacted, on June 22, 2026, we were added to China’s export control list, along with several other U.S. companies. Following this designation, exporters in China have been prohibited from exporting certain items to us, and exporters outside China have been prohibited from transferring or providing certain China-origin items to us without a license from the Chinese government, which in practice may be difficult or impossible to obtain. This restriction has had and is expected to continue to have an adverse impact on our ability to source key raw materials and supplies from China, which in turn has impacted and is expected to continue to impact our business. This designation, as well as any future designations or adverse actions taken by the Chinese government, may have a negative effect on our ability to produce our products, including if we are unable to source impacted items of the same quantity and quality from outside of China that are not of Chinese origin. China’s export control regime is relatively new, has recently been substantially expanded, and continues to evolve. The scope, extraterritorial reach and enforcement of these measures remain uncertain and, in certain respects, untested, and further changes could materially and adversely affect our business.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 57

China suspended certain of the export control measures it announced in October 2025 until January 10, 2027, including measures that would require a Chinese export license for certain products manufactured outside of China that contain rare earth materials of Chinese origin or are produced using Chinese rare earth technology, and measures restricting the export of rare earth mining, separation, metal production, magnet manufacturing and recycling technologies. If these measures are reinstated, in whole or in part, they could apply to products manufactured outside of China by us, including at Less Common Metals, or by our suppliers, and could further restrict our ability to obtain equipment, spare parts, technical support and materials from suppliers in and outside of China.

We cannot predict the scope, duration, or ultimate impact of China’s export control policies, whether existing restrictions will be expanded, loosened, or made permanent, or whether other jurisdictions will adopt retaliatory trade measures. Any of these developments, individually or in combination, could materially and adversely affect our results of operations and our financial condition.

The success of our business will depend, in part, on the growth of existing and emerging demand for neo magnets, particularly those made outside of China.

The success of our business depends on the continued growth of the end markets for neo magnets, including hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other advanced-motion technologies, and successfully commercializing neo magnets in such markets. If the markets for these existing and emerging technologies do not grow as we expect, grow more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. Demand could also be reduced by changes in government policy, alternative technologies or substitute materials, or customers continuing to source from lower-cost producers, including in China. If demand does not develop as we expect, we may be required to reduce our prices, may not achieve anticipated utilization of our facilities and may not achieve our targeted margins. In addition, the market for these technologies, particularly in the automotive and wind turbine industry, tends to be cyclical, which exposes us to increased volatility, and it is uncertain as to how such macroeconomic factors will impact our business.

Although future restrictions are expected to prohibit the Department of War from procuring samarium-cobalt and NdFeB permanent magnets mined, refined, separated, melted, or produced in China or other covered countries, these restrictions may not result in increased demand for our products. Implementation of the restrictions may be delayed, waived, or modified, and the anticipated growth in demand for non-Chinese rare earth magnets may not occur on the timelines currently expected, or at all. Even if the Department of War procurement requirements for compliant magnet supply increase as anticipated, we may not be positioned to benefit from such demand.

Further, a prolonged or significant economic contraction in the United States or worldwide could put downward pressure on market prices of neo magnets. Protracted periods of low prices for neo magnets could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, magnet production operations, impair asset values and adversely affect our results of operations and financial condition.

An increase in the global supply of neo magnets, or dumping, predatory pricing and other tactics by our competitors or state actors, may adversely affect our profitability.

The pricing and demand for neo magnets is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for neo magnets. China is projected to continue to account for a substantial portion of global neo magnet production in the near future. China dominates the manufacture of metals and neo magnets from rare earths, capabilities that are not currently materially present in the United States, and the Chinese central government regulates production via quotas and environmental standards. Over the past few years, there has been significant restructuring of the Chinese markets in line with Chinese central government policy. If we reach anticipated production rates for neo magnets and other planned downstream products and subsequently become fully operational and integrated, increased competition may lead our competitors to engage in predatory pricing or other behaviors designed to inhibit our further downstream integration. Any increase in the amount of neo magnets or related products available in the market, including those exported from other nations, would result in increased competition and may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 58

We operate in a highly competitive industry and competition from current and emerging manufacturing, refining and mining competitors could adversely affect our revenues and business.

The rare earth magnet production and critical and rare earth minerals mining and processing markets are capital intensive and competitive. Production of neo magnets, and critical and rare earth minerals is dominated by our Chinese competitors and the rare earth value chain outside of China is still developing. These Chinese competitors may have greater financial resources, as well as other strategic advantages, to operate, maintain, improve and expand their facilities. Additionally, our Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and other governmental regulations and lower labor and benefit costs. For instance, many of our Chinese competitors dispose of the waste material from beneficiation in wet tailings dams, which are significantly less expensive to operate and potentially more harmful to the environment than the dry tailings method that we would expect to employ. Even upon successful completion of our Projects, if we are not able to achieve our anticipated costs of production, then any strategic advantages that our Chinese competitors may have over us, including, without limitation, lower labor, compliance and production costs, could have a material adverse effect on our business.

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

We may require substantially more capital than currently estimated to complete and develop our Projects, and any inability to obtain additional financing could adversely affect our operations, business plan and future growth.

Until we generate significant revenue from our operations, we will continue to incur operating and investing net cash outflows associated with, but not limited to, the build out and growth of our Projects and expansion generally of our footprint, maintaining and acquiring properties, undertaking ongoing activities and the funding obligations to develop the assets of our Projects. We will require additional capital to fund our ongoing operations and, in connection with our Round Top Project, explore and define rare earth mineralization and establish any future mining or rare earth manufacturing operations.

In order to finance our future ongoing operations and future capital needs, we will require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt would increase costs and negatively impact operating results.

We may not be able to secure additional funding on satisfactory terms, or at all, which will provide us with sufficient funds to meet our objectives on a timely basis. Market disruptions may affect our ability to access one or more financial markets or increase our cost of borrowing. Such market disruptions could result from:

•adverse economic conditions, including inflationary factors and recessionary fears;
•adverse general capital market conditions, including rising interest rates;
•poor performance and health of the industries where we operate;
•bankruptcy or financial distress of other companies in the industries where we operate;
•significant decrease in the demand for our products; or
•adverse regulatory actions that affect our exploration and construction plans or the use of our current and planned products generally.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 59

If additional capital is not available in sufficient amounts, on satisfactory terms or on a timely basis, we will experience liquidity problems, and we could face the need to significantly delay or scale back development of one or more Projects, delay, scale back or abandon other strategic initiatives, curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results and the value of our outstanding common stock.

Any failure to manage our growth properly could negatively impact our business.

Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. We may not be successful in upgrading our technical, operational and administrative resources or increasing our internal resources sufficiently to provide certain of our services currently provided by third parties or which will be necessary in the future. Our inability to manage growth may materially and adversely affect our business, results of operations and financial condition.

A power or other utility disruption or shortage at our facilities could temporarily delay operations and increase costs, which may negatively impact our business.

Our facilities, including our Pela Ema mine and processing plant, currently rely on electricity and other utilities from third parties. Instability in electrical or other utility supply for those utility companies or in other utilities relied upon by our facilities could cause sporadic outages and brownouts. Any such outages or brownouts could have a negative impact on our production. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue and otherwise perform our contractual obligations. In addition, if power to any of our facilities is disrupted during certain phases of our production processes, we may incur significant expenses that may adversely affect our business. Our Projects, including the Stillwater Facility and the Blacksburg Facility, will require new or expanded utility services. Utility interconnection and the construction of related transmission, distribution and substation infrastructure are subject to long lead times, regulatory approvals and competing demand from other large industrial and data center customers, and any delay in the availability of required utility services could delay the completion or commissioning of our facilities.

Increasing costs, including rising electricity and other utility costs, or limited access to raw materials may adversely affect our profitability and production volumes.

We use significant amounts of electricity and other utilities, including water, in our operations and such usage will increase as we increase production. We also use significant amounts of raw materials, whether rare earth feedstock or other raw materials such as chemical reagents used to process rare earth oxides or diesel. We need to purchase utilities and raw materials in the open market and as a result, we are and could continue to be subject to significant volatility in cost and availability. For example, the availability of certain raw materials used by Less Common Metals, including samarium metal, has been limited. We may not be able to pass increased prices of such utilities or raw materials through to our customers in the form of price increases. A significant increase in the price or decrease in the availability of these utilities or raw materials could materially increase our operating costs and adversely affect our profit margins and production volumes.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 60

Supply chain disruptions and logistics constraints could delay product delivery and disrupt our access to essential materials.

Our operations depend on reliable supply chains and logistics infrastructure (including affordable and dependable transportation) for both the timely delivery of finished products to customers and the receipt of essential materials, equipment, utilities or other inputs. Delivery may be disrupted or delayed due to road, storage, and port infrastructure constraints, labor disputes, work stoppages, pandemics, embargoes, customs clearance issues or government restrictions, port congestion, carrier and container availability, increasing insurance costs, adverse weather or other environmental events or geopolitical tensions affecting the logistics sector. Political, economic, climate, or social factors, such as the ongoing conflict in the Middle East, can lead to disruptions affecting the availability and cost of essential materials and equipment. In addition, the logistics supply chain may be affected by damage to infrastructure and reduced transported volumes. Product delivery disruptions due to logistics constraints, customs clearance issues, and sales readiness deficiencies could delay revenue generation. Any supply chain and logistics risks could have a material adverse effect on our business, financial condition, results of operations and prospects.

Diminished access to water may adversely affect our operations.

Our various business operations, including the Pela Ema mine and processing plant, require significant amounts of water. Any disruption in the process or loss of access to adequate water sources could prompt the need for significant access to fresh water. Additionally, once we complete the Round Top Project and our Blacksburg Facility and the continued build-out of our Stillwater Facility, we will require an increased amount of water for our separation and extraction operations, including additional fresh water. With respect to the Round Top Project, we maintain and operate one water supply well field, which currently contains two wells, for potable and process water and own and/or lease land and wells in another water supply well field that we may be able to operate in the future. Any disruption to our current process or decrease in available water supply may have a material adverse effect on our operations and our financial condition or results of operations. In addition, future regulation or industry best practices may require more complex water reuse and recycling processes, which may increase operating costs.

We are subject to agreements with state and local government entities that have provided us with incentives and favorable financing and contain conditions and obligations, including local investment, job creation, and repayment terms, that, if not complied with, could negatively impact our business or require us to repay that financing or lose access to those incentives.

We have been offered incentives by the State of Oklahoma, as well as the city of Stillwater, Oklahoma, to locate and operate our Projects, including our Stillwater Facility, incentives by the State of South Carolina as well as Cherokee County, South Carolina in connection with our Blacksburg Facility and a grant by the State of Texas to accelerate development of the Round Top Project and may be offered similar incentives in the future. These incentives include cash grants, development financing at favorable terms, certain tax exemptions and rights to participate in government-subsidized jobs programs, among other things. If we do not comply with certain conditions and obligations in any such agreements, such as minimum investment and job creation requirements that must be satisfied within specified periods, the governmental entities may terminate the respective agreement under which the incentives are to be provided, potentially resulting in our being required to repay certain funds and/or losing access to the applicable incentives and subsidized jobs programs. In addition, changes in state administrations could affect the administration of incentive programs and the timing or terms of incentives for which we have applied or in the future may apply.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 61

Our business may be adversely affected by force majeure events outside our control, including labor unrest, civil disorder, war, subversive activities or sabotage, extreme weather conditions, fires, floods, tornados, earthquakes, explosions or other catastrophes, epidemics, or quarantine restrictions.

We may be impacted by natural disasters, wars, health epidemics or pandemics, such as COVID-19, quarantine restrictions or other events outside of our control. For example, our Stillwater Facility is located in Stillwater, Oklahoma, which is in the geographical area known as “tornado alley,” and we have experienced tornado damage in the past. If major disasters such as tornadoes, earthquakes, wildfires, health epidemics or pandemics, floods or other events occur, or our information system or communications network breaks down or operates improperly, our ability to continue operations at our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

We depend on information technology systems that are vulnerable to cyber threats, disruption, damage and failure, and any compromise of sensitive, proprietary or personal information could harm our reputation and materially adversely affect our business, operations and financial condition.

We maintain information necessary to conduct our businesses, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We attempt to develop and maintain information security programs to identify and mitigate cyber risks but the development and maintenance of these programs is costly and requires ongoing monitoring and updating as technology changes and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

If our information or cyber security systems or data are compromised in a material way, our ability to conduct our businesses may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged, resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees or damages arising from litigation and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident. Insurance we obtain may not cover losses or damages associated with such attacks or events.

We rely on various information technology systems. These systems remain vulnerable to disruption, damage or failure from a variety of sources, including, but not limited to, errors by employees or contractors, computer viruses, cyberattacks, including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. We may also be a target of sophisticated, state-sponsored actors, and the use of artificial intelligence by threat actors may increase the frequency and sophistication of attacks. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our business, financial condition or results of operations. We may incur material losses relating to cyberattacks or other information security breaches in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As such threats continue to evolve, we may be required to expend additional resources to modify or enhance any protective measures or to investigate and remediate any security vulnerabilities.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 62

We depend on key personnel for the success of our business, and our inability to retain them or attract additional qualified personnel could impair our growth and harm our business.

We highly value and depend on the contributions of our senior management and key personnel. Our success continues to depend largely upon the performance of key officers, employees and consultants, including the retention of the senior leadership team and key employees of Serra Verde. The market for qualified talent has become increasingly competitive, with shortages of qualified talent relative to the number of available opportunities being experienced in all markets where we conduct our operations. The ability to remain competitive by offering higher compensation packages and programs for growth and development of personnel, with a view to retaining existing talent and attracting new talent, has become increasingly important to us. We may not be able to replace our senior management or key personnel with persons of equivalent expertise and experience within a reasonable period of time or at all if one or more of our senior management and key personnel are not retained, and we may incur additional expenses to recruit, train and retain additional personnel. In addition, no assurance can be given that we will be able to attract management personnel and other key employees to the same extent that we and Serra Verde have previously been able to attract their own employees. Any prolonged inability to retain or attract key individuals could have a material adverse effect upon our growth potential and prospects. Additionally, we have not purchased any “key-man” insurance for our directors, officers or key employees.

In particular, effective October 1, 2026, Barbara Humpton retired as our Chief Executive Officer and as a director, and Thras Moraitis, who previously served as Serra Verde’s Chief Executive Officer, succeeded her as our Chief Executive Officer. Michael Blitzer serves as Executive Chair of the Board. Our ability to execute our strategy and to integrate our company and Serra Verde could be adversely affected if this leadership transition is not successful, including if our new Chief Executive Officer and the other members of our management team are unable to work together effectively or to manage a combined business with operations in the United States, the United Kingdom, Brazil and Switzerland.

Work stoppages or similar difficulties, breakdown in labor relations, or a shortage of skilled technicians and engineers could significantly disrupt our operations and reduce our revenues.

A work stoppage by any of the third parties providing services in connection with our facilities or construction at our Projects could significantly disrupt our operations and delay our Projects, reduce our revenues and materially adversely affect our results of operations.

Efficient production of critical minerals and rare earth products using modern techniques and equipment requires skilled technicians and engineers. Our Pela Ema mine and processing plant requires a skilled workforce in a remote area of central Brazil, and we face significant risks related to the shortage of skilled labor necessary for efficient operations, the failure to attract and retain high-caliber employees during the ramp-up of the Pela Ema mine and processing plant, and non-compliance with fair employment practices, diversity and non-discrimination requirements, and laws pertaining to freedom of association and collective bargaining. We anticipate hiring a significant number of additional full-time employees as part of our ramp-up to full Phase I capacity at the Pela Ema facility, and there can be no assurance that we will be able to recruit and retain the personnel needed to operate the Pela Ema facility at the planned scale. Competition for experienced mining and processing personnel, labor market dynamics in the region, and the specialized nature of rare earth operations may make it difficult to attract qualified candidates. Any failure to build and maintain a skilled workforce could result in operational inefficiencies, increased costs, safety incidents, and delays to the ramp-up and expansion of operations, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, various labor laws govern our relationships with our employees. Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of employees, including lawsuits alleging violations of federal law governing workplace and employment matters such as various forms of discrimination, wrongful termination, harassment and similar matters. Brazil has specialized courts for labor disputes, which have jurisdiction over any disputes involving a company and its employees. Brazilian labor courts have historically tended to favor employees, which serves as an incentive for terminated employees to bring actions in the labor courts.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 63

Our optimization and eventual downstream efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel, there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.

Our success depends on developing and maintaining relationships with local communities and stakeholders.

Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our facilities and Projects, including those people who may have rights or may assert rights to certain of our properties and other stakeholders in our operating locations. For example, our operations at the Pela Ema mine depend on maintaining positive relationships with local communities in the municipality of Minaçu and surrounding areas. Local communities and stakeholders may be dissatisfied with our activities or the level of benefits provided. Risks associated with community relations include protests, unrest, strikes, loss of community support, legal or administrative action, protests, direct action or campaigns against us, operational disruption, project delays, and the need for damage compensation. There are also risks related to land use disputes, unplanned environmental impacts, and impairment or destruction of cultural heritage. The presence of a large number of employees in local areas, coupled with an influx of job seekers and expectations of economic and social benefits, could negatively affect the health, social peace, and cohesion of neighboring communities, potentially leading to social unrest and a loss of the social license to operate.

We are subject to risks associated with our international operations that could adversely affect our business, results of operations and financial condition.

Our mining and processing operations in Brazil are conducted through our Brazilian subsidiary and our Swiss subsidiary, SV Management Switzerland AG, co-ordinates the sale of product from such operations to third parties. In addition, Less Common Metals operates a facility in the United Kingdom and is developing an additional facility in France. As a result, we are subject to a range of risks inherent in operating internationally, including: the application of additional and changing legal, regulatory and taxation regimes (including in respect of mining, environmental, health and safety, labor, anti-corruption, sanctions, trade and customs matters); the requirement to obtain and maintain governmental permits and authorizations to operate facilities or planned facilities, including the Pela Ema mine and processing plant; price controls, exchange controls and limitations on the repatriation of earnings; political, social and economic instability and disruptions in Brazil and other applicable regions (including in connection with Brazilian elections and changes in administration or legislative priorities); fluctuations in foreign currency exchange and interest rates (including with respect to the Brazilian real, British pound, euro and the Swiss franc); difficulties in staffing and managing multinational operations across multiple time zones, languages and legal systems; and limitations on the ability to enforce legal rights and remedies in foreign jurisdictions. If we are unable to successfully manage these risks, such risks could have a material adverse effect on our business, results of operations or financial condition.

Changes in royalty rates or the imposition of new royalties at the federal, state, or municipal level in Brazil could reduce our cash flows and materially adversely affect our financial condition.

Our operations in Brazil are subject to Federal royalties over mining products in Brazil, and any changes to current royalty rates or the approval of new royalties at the state or municipal level could result in significant cash flow reductions. In addition, we are party to two Royalty Agreements with affiliates of Orion Mine Finance pursuant to which Orion holds a perpetual royalty interest at a royalty rate of 5.25% (in the aggregate) in respect of all products extracted and recovered from our rare earths projects located in Brazil. Any increase in governmental royalty rates, combined with existing contractual royalty obligations, could significantly reduce the profitability of our operations and have a material adverse effect on our business, financial condition, results of operations and prospects.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 64

We have consummated a number of acquisitions and other strategic transactions and may pursue and consummate additional acquisitions or other strategic transactions at any time, which could be material to us and subject us to related risks.

As part of our ongoing business strategy, we regularly evaluate potential acquisition opportunities and other strategic transactions in the ordinary course of business, and from time to time engage in discussions and negotiations with potential acquisition targets, partners and others and may enter into letters of intent, term sheets or other preliminary agreements with respect to potential acquisitions or other strategic transactions. These discussions and negotiations could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by a third party and increased expenses.

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

In addition, we may acquire additional assets, products, technologies or businesses, which may require stockholder approval and approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs. Failure to obtain necessary approval may derail our business strategy. For example, our LCM Acquisition required approval from the U.K. Secretary of State under the National Security and Investment Act 2021 and the Serra Verde merger was subject to notification and waiting-period requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

We cannot provide any assurance that any discussions, negotiations, or letters of intent will result in a definitive agreement or that any proposed transaction will be consummated on the terms contemplated, or at all. The pendency, announcement or consummation of any such additional transaction, or the failure to consummate any such transaction, could have a material adverse effect on our business, financial condition, results of operations and prospects, and on the trading price of our common stock.

Further, future acquisitions and the subsequent integration of new assets and businesses into us may require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the expected financial results and may require additional investments in the acquired business after closing. For example, the full benefits of the Serra Verde merger, including the anticipated synergies, financial performance, growth opportunities and supply-chain benefits, may not be achieved within the time frame we anticipate or at all. The synergies achieved could be less than currently anticipated, and integration may result in additional or unforeseen expenses. Our efforts to realize anticipated benefits and synergies from our acquisitions, including our pending minority investment in Carester SAS, our acquisition of Texas Mineral Resources Corp. (“TMRC”) and the Serra Verde merger are complex processes and may disrupt our operations if not implemented in a timely and efficient manner and could adversely affect our business, results of operations and financial condition.

Acquisitions could result in the use of substantial amounts of cash, the incurrence of substantial indebtedness, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. We incurred significant transaction fees and other non-recurring costs associated with the Serra Verde merger. In addition, we expect to incur costs associated with combining the operations of its business with those of Serra Verde and we expect that our costs related to legal and regulatory compliance may increase substantially, at least in the near term, because Serra Verde has not previously been required to comply with the reporting, internal control, public disclosure and similar legal and regulatory compliance obligations and requirements applicable to publicly traded companies. We cannot predict whether the elimination of duplicative costs or other efficiencies related to the integration of the businesses will offset incremental transaction and merger-related costs, and any such net benefit may not be achieved in the near term or at all.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 65

Obligations we incur in connection with acquisitions could limit our board of directors’ flexibility with respect to board composition and corporate governance matters and require us to devote management time and resources to compliance with registration rights and other contractual commitments. For example, the Board Appointment Agreement entered into by and between us and VB (Rare Earths) Limited, the Registration Rights Agreement entered into between us and the former Serra Verde securityholders, employment letter agreements with key employees of Serra Verde and other transaction documents impose various obligations on us, including board matters, registration rights, and employment obligations to certain Serra Verde key employees.

We may fail to realize all of the anticipated benefits of the acquisition of Less Common Metals, including the anticipated acceleration of our mine-to-magnet strategy, on the anticipated timeline or at all.

We may not realize the benefits and synergies that we anticipate from our acquisition of Less Common Metals, including accelerating our mine-to-magnet strategy and securing our access to high-quality rare-earth metal and strip cast alloy, within the time frame we anticipate or at all. The effort to realize these benefits and synergies is a complex process and may disrupt our and/or Less Common Metals’ operations if not implemented in a timely and efficient manner and has been and could continue to be negatively impacted by current market conditions in the rare earth minerals industry affecting, for instance, the availability and cost of certain raw materials, products and equipment, including as a result of China’s export controls and our designation on China’s export control list. Failure to achieve the anticipated benefits of the LCM Acquisition or to identify all the risks associated with the LCM Acquisition could adversely affect our results of operations or cash flows, decrease or delay any accretive effect of the LCM Acquisition, and negatively impact the price of our common stock and our long-term value. In addition, we are required to devote significant attention and resources to successfully align our and Less Common Metals’ respective business practices and operations. This process and other integration challenges may disrupt our business and limit the anticipated benefits of the LCM Acquisition.

The success of our LCM Acquisition depends on our ability to retain Less Common Metals’ existing customers and suppliers, as well as our ability to build relationships with new customers and suppliers.

The success of our LCM Acquisition depends on our ability to retain Less Common Metals’ existing customers and suppliers, as well as our ability to build relationships with new customers and suppliers. Customers may be concerned about potential changes in product offerings, pricing, service quality, or our ability to meet their needs. Suppliers may have concerns about changes in purchasing volumes, payment terms, or our financial stability. Less Common Metals may also experience challenges in obtaining sufficient supply of materials from third parties that it needs to produce its products, including certain raw materials and reagents that are available from a limited number of suppliers. For example, on June 22, 2026, we were added to China’s export control list, along with several other U.S. companies. The impact of this designation and the scarcity of certain products in the market due to China’s export control regime and other factors has had and will continue to have an impact on Less Common Metals’ ability to produce its products in the near term.

If Less Common Metals’ customers decide to reduce or discontinue their business with us, it could result in a significant loss of revenue. For example, demand for certain of Less Common Metals’ products has at times exceeded its available supply, which has required it to allocate supply among certain customers and could affect those customer relationships. In addition, certain of Less Common Metals’ customers are magnet manufacturers that compete, or may in the future compete, with our magnet business, and such customers may reduce their purchases from Less Common Metals as our magnet production grows. Similarly, if suppliers decide to terminate or renegotiate their agreements, it could lead to increased costs or disruptions in the supply chain. Furthermore, we may face challenges in integrating and harmonizing customer service and supplier management processes, which could impact the quality of relationships and the ability to achieve operational efficiencies.

Our ability to build or maintain strong relationships with current and future customers and suppliers of Less Common Metals is critical to long-term success. Any failure to retain Less Common Metals’ customers and suppliers, or to establish and maintain effective relationships with new and existing customers and suppliers, could adversely affect our business, results of operations and financial condition.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 66

If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.

Our ability to attract and retain personnel, customers, investors and other business partners may depend in part on the strength of our reputation and brand. Our growth strategy includes, and may in the future include, expansion through joint ventures, minority investments or other partnerships, which may depend on our ability to build reputation and brand recognition. Negative perceptions of our assets, technology, industry, relationships or us could harm our reputation and brand. The development and maintenance of our reputation and brand depends on factors, many of which are outside our control, including:

•negative publicity about our business, operations, assets or product offerings, or negative reviews about other brands or events with which we are associated, even if factually incorrect;
•changes to our operations, safety and security, privacy or other policies that are perceived as overly restrictive, unclear or inconsistent with our values;
•illegal, negligent, reckless or otherwise inappropriate conduct by our management, employees, customers or other business partners;
•actual or perceived disruptions or defects in our assets, technology or products, including data security incidents, system outages or other incidents affecting availability, reliability or security;
•accidents or incidents involving our mining operations or our other facilities;
•litigation involving, or investigations by regulators into, our operations or those of our customers or other business partners;
•a failure to operate our business in a manner consistent with our values;
•perceptions regarding our treatment of employees, contractors, customers or other business partners, or our responses to political or social issues;
•negative publicity or public demonstrations relating to our operations or industry; or
•any of the foregoing with respect to our competitors, to the extent the resulting negative perception affects the public’s perception of us or our industry as a whole.

We may also be subject to anti-competitive, harassing or other detrimental conduct by third parties, including competitors, such as complaints about us or our employees to regulatory agencies, media or other organizations. Such conduct could result in government or regulatory investigations or litigation that may require us to spend significant time and incur substantial costs to address, and we may not be able to conclusively refute allegations within a reasonable period of time, if at all.

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

Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to disruption in our operations and delays in the completion of our Projects. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

•be prohibited from, or delayed in, selling or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;
•be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 67

•be required to redesign a product or process so it does not infringe a third party’s patent, which may not be possible or could require substantial funds and time.

In addition, we could be subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties. For example, on May 22, 2026, MP Materials Corp. and its affiliates filed an action in the Business Court of Texas alleging, among other things, misappropriation of trade secrets under the Texas Uniform Trade Secrets Act (the “MP Materials Action”). The plaintiffs seek a temporary and permanent injunction against further alleged use and possession of their allegedly protected technology, among other remedies. If we are unable to resolve claims that may be brought against us by third parties related to their intellectual property rights on terms acceptable to us, we may be precluded from offering some of our products or using some of our processes.

If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely or may rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth oxide and magnet production processes that are not currently patented and other proprietary information. Our intellectual property rights may be challenged or infringed upon by third parties (including current or former employees, contractors or technology providers) or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the U.S. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. For example, the enforcement of intellectual property rights in Brazil, where our operations rely on processing know-how, technical data and other proprietary information, and on trademarks and trade names, including the “Serra Verde” name, can be slow, costly and uncertain. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents, if and once received, could reduce the value of the related products. In addition, the cost to litigate infringements of our patents (if and once received) or other intellectual property, or the cost to defend ourselves against patent or other intellectual property infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.

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

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 68

Risks Related to Legal and Regulatory Matters

We are required to obtain and maintain governmental permits and approvals, a process which is often costly and time-consuming, and any failure to obtain or retain any necessary permits or approvals for our current or planned operations may negatively impact our business.

We are required to obtain and maintain governmental permits and approvals for our business operations, the development of our Projects and any exploration and development activities that we may in the future undertake, including governmental permits and approvals that we do not currently possess or anticipate. Obtaining and renewing any of these governmental permits or approvals is a complex, time-consuming and uncertain process involving numerous jurisdictions, multiple government agencies, public hearings and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables, some of which are not within our control, including the interpretation of approval requirements administered by the applicable governmental authority as well as the time required for, and the outcome of, any necessary environmental impact assessment.

We may not be able to obtain or renew permits or approvals that are necessary for our current or planned operations, or we may discover that the cost and time required to obtain or renew such permits and approvals exceeds our expectations. Any unexpected delays, costs or conditions associated with the governmental approval process could disrupt our current operations or delay the development of our Projects or planned exploration, development and mining operations, which in turn could materially adversely affect our prospects, revenues and profitability. In addition, our prospects may be adversely affected by the revocation or suspension of permits or by changes in the scope or conditions for use of any permits obtained.

For example, while many of the permits required for development of the Round Top Project come, or are expected to come, from the State of Texas, it is possible that the project will require a permit from the federal government, such as a permit under Section 404 of the Clean Water Act. If the project requires a federal permit, the project will be subject to environmental review under the National Environmental Policy Act (“NEPA”). In that circumstance, in addition to further permitting review, NEPA also provides an additional avenue for opponents to challenge the project.

In addition, our mining and processing operations in Brazil require numerous permits and licenses from Brazilian federal, state, and municipal authorities. Our current operating license is a corrective operating license that, unless renewed, expires in December 2028. We will be required to obtain additional or amended permits and licenses, including environmental and nuclear-related authorizations, to complete the ramp-up of Phase I and to undertake any Phase II expansion. There can be no assurance that such permits and licenses will be renewed or obtained on a timely basis, on acceptable terms or at all.

We are also required to obtain other permits and approvals before construction or operations related to zoning, rezoning, construction mining, mineral concentration and chemical manufacturing. To obtain certain permits, we may be required to conduct environmental studies and collect and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. The permitting rules, and interpretation thereof, are complex and have generally become more stringent over time. In some cases, the public (including environmental interest groups) has rights to comment upon, and submit objections to, permit applications and environmental impact statements prepared in connection therewith and otherwise participate in the permitting process. Accordingly, permits required for our operations, including our Projects, may not be issued in a timely fashion or at all, or may be issued or renewed upon conditions that restrict our ability to conduct our operations economically.

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

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 69

Any failure to obtain, maintain, exchange, amend or renew permits or approvals, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.

Tariffs imposed by the United States, counter-tariffs imposed by other countries and future changes in tariff policies could adversely affect our results of operations.

The U.S. has imposed, and could impose in the future, broad-ranging tariffs on imports from some of its largest trading partners. In retaliation, many countries have imposed, and could impose in the future, counter-tariffs on U.S.-produced items. Tariffs have spurred, and could continue to spur, additional retaliatory moves by affected countries, including by China and the European Union member states. We also face material risks with respect to tariff policies and the uncertainties and potential changes in such policies. For example, if tariffs are modified or changed in the future or our preliminary information is incorrect regarding the impact of tariffs on us, our consolidated results of operations could be materially negatively impacted. The imposition of tariffs related to critical and rare earth minerals and a resulting trade dispute could disrupt the market for our products. In addition, for purposes of our operations, we seek to acquire various materials, supplies and components imported into the United States, including certain equipment utilized in metal-making, magnet making, and magnet finishing and as a result, we have been adversely impacted by the imposition of trade restrictions on such goods. We may also be adversely impacted if tariffs significantly hurt the economic outlook and negatively impact consumer demand and our ability to raise capital in the future.

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

For example, our operations in Brazil are subject to extensive Brazilian federal, state and local laws and regulations governing environmental, health and safety matters, including regarding the permitting, operation, monitoring, closure, reclamation and remediation of mining sites, environmental compensation and the handling of radioactive materials. Any failure to comply fully with all applicable laws, regulations and permits, or any change in their interpretation or enforcement, could subject us to administrative, civil or criminal fines or penalties, directives suspending or limiting operations, requirements to provide additional financial assurance or the imposition of other compliance measures or sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Governmental authorities have in the past undertaken, and may in the future undertake, investigations or enforcement actions with respect to our operations in Brazil, which could result in fines, revocation of environmental licenses and permits or suspension of our activities, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Any perception by regulators or the public that we are not adequately addressing environmental and social issues at our facilities could result in heightened scrutiny, additional conditions on operating permits, delays in obtaining new authorizations required for planned expansion activities or adverse publicity. Furthermore, any existing enforcement proceedings and outstanding compliance obligations of Serra Verde are now our obligations following the closing of the Serra Verde merger, and we are responsible for all related fines, penalties, remediation costs, and any resulting litigation or claims.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 70

Environmental laws, regulations, and permits present greater risks if we progress mining operations at our Round Top Project. Such regulations would include those relating to, among other things, the removal and extraction of natural resources, water usage and pollution, land use, procurement of certain materials used in our operations, the emission and discharge of materials into the environment, GHG emissions, air quality standards, plant and wildlife protection, remediation of soil and groundwater contamination, reclamation, restoration and closure of properties, including waste storage facilities, groundwater quality and availability, and the handling, storage, transport and disposal of wastes and hazardous materials and radioactive substances. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. Pursuant to such requirements, we may be subject to inspections or reviews by governmental authorities. Failure to comply with these laws, including as they evolve, may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, fines, the suspension or revocation of permits and other sanctions or the loss of support from key stakeholders. We expect to continue to incur significant capital and other compliance costs related to such requirements. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If our noncompliance with such regulations were to result in a release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. These requirements may in the future result in the exploration and development in connection with our Round Top Project being delayed, limited or prevented, and development operations may be curtailed.

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

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 71

Our failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations could negatively impact our reputation and results of operations.

We maintain policies and procedures and ethical codes designed to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and to prevent fraudulent behavior and dishonesty, as well as governance and compliance policies and processes designed to prevent potential breaches of law or accounting rules or other governance matters. However, there can be no guarantee that our policies and procedures will effectively prevent violations by our employees or business partners acting on our behalf, for which we may be held responsible, and any such violation could adversely affect our reputation, business, results of operations and financial condition.

We are required to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include U.S. anti-bribery and corruption legislation, as well as the laws of the other countries (for example, the U.S. Foreign Corrupt Practices Act, the U.K.’s Bribery Act 2010 and Brazil’s Clean Company Act (Law No. 12,846/2013)) where we do business or have a close connection. These laws and regulations may restrict our operations, trade practices, investment decisions, and partnering activities. We are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and representatives into contact with “foreign officials” responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. Compliance with anti-corruption laws and regulations often adds cost and complexity to the permitting process and subsequent operations.

Our failure to successfully comply with these laws and regulations may expose us to reputational harm, as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. In addition, our interactions with U.S. government officials and agencies, including in connection with financings or other transactions, have been, and may in the future be, the subject of inquiries. Responding to any such inquiries and investigations of any alleged violations of laws and regulations, regardless of their merit or outcome, could be costly, divert management attention and harm our reputation.

We are subject to U.S. and non-U.S. sanctions, export control and national security-related requirements, and any failure to comply with these requirements, or changes in them, could adversely affect our business.

Our operations in the United States, the United Kingdom, Brazil and Switzerland, our planned operations in France and our sourcing of raw materials, equipment and services from suppliers around the world subject us to economic sanctions and export control laws and regulations administered by the United States, the United Kingdom, the European Union and other jurisdictions, as well as to national security-related restrictions under the Funding Agreements (as defined below) and the Offtake Agreement, such as restrictions on transactions with, and the use of technology from, foreign entities of concern and non-allied nations. Sanctions designations and export control restrictions can change rapidly, may apply on the basis of ownership or control in ways that are difficult to determine and may differ across jurisdictions, and customers in the aerospace, defense and automotive industries increasingly impose their own sourcing restrictions. Changes in these requirements, or in our customers’ requirements, could require us to change suppliers or service providers on short notice, at increased cost or with delays to production. Any actual or alleged violation could result in significant penalties, loss of export privileges, debarment, defaults under the Funding Agreements or the Offtake Agreement, loss of customers and reputational harm.

Exchange rate volatility, inflation in Brazil, changes in Brazilian laws, and financial reporting risks could materially adversely affect our financial condition and results of operations.

The cash flows from our operations in Brazil are subject to exchange rate volatility because product prices are predominantly indexed to the U.S. dollar while a significant portion of operating costs are denominated in Brazilian Reais. Unfavorable movements in the BRL/USD exchange rate could significantly impact profitability. The Brazilian currency has historically been subject to significant exchange rate fluctuations in relation to the U.S. dollar and other currencies and has been devalued from time to time over the past decades. These exchange rate movements have been attributable to economic conditions in Brazil, Brazilian governmental policies and actions, developments in global foreign exchange markets and other factors. In addition, a portion of our revenues, costs, assets and liabilities, including those of Less Common Metals, our Swiss subsidiary and our planned operations in France, are denominated in British pounds, euros and Swiss francs.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 72

In September 2026, Brazil enacted Law No. 15,506/2026, establishing Brazil’s National Policy on Critical and Strategic Minerals and creating a new National Council for the Industrialization of Critical and Strategic Minerals (CIMCE), which was formally constituted shortly thereafter pursuant to an implementing decree and ministerial order. This law and its implementing regulations, which have not yet been finalized, including CIMCE’s internal rules of procedure, could impose new requirements on our Brazilian subsidiary and its mining operations, which may include restrictions on our business, disclosure obligations, investment-screening procedures, and required contributions to a government-backed industry fund.

In addition, our Brazilian operations may be subject to heightened scrutiny from political parties, governmental authorities, non-governmental organizations, community groups and other interested parties, including through litigation, legislative or regulatory initiatives or other actions concerning foreign ownership or operation of Brazilian strategic mineral assets.

For example, on April 25, 2026, a Brazilian political party filed a petition with the Brazilian Supreme Court (Supremo Tribunal Federal) raising constitutional concerns relating to the protection of the national interest in strategic mineral resources in connection with the Serra Verde merger and a separate complaint has been submitted to the Brazilian Attorney General (Procurador-Geral da República) by members of another Brazilian political party requesting an investigation into governmental conduct relating to U.S.–Brazil cooperation on critical minerals and rare earths. Both such matters remain under analysis. Any such actions or initiatives could result in increased regulatory or governmental scrutiny of our Brazilian operations, additional or more burdensome compliance requirements, increased legal and management expense, reputational harm and other operational challenges, any of which could have a material adverse effect on the combined company’s business, results of operations and financial condition.

In addition, unanticipated changes in Brazilian tax laws could increase our tax burden, and inflation in Brazil could increase the cost of labor, energy, and other inputs. Brazil has historically faced high rates of inflation. Such inflation combined with certain measures taken by the Brazilian government in an attempt to curb inflation have, historically, adversely affected the Brazilian economy. Financial reporting and accounting risks, including inaccuracies in asset valuation and inventory errors, could further impact financial results. These financial risks could have a material adverse effect on our business, financial condition, results of operations and prospects.

Interventions by the Brazilian government in the local economy could have a material adverse effect on our business, financial condition and results of operations.

The Brazilian government has from time to time intervened in the Brazilian economy by changing monetary, tax, credit and tariff policies to influence the course of the Brazilian economy. Government actions to control inflation and implement other policies can include monetary and fiscal policies, wage and price freezing, exchange rate policies, capital controls and import restrictions. The Brazilian government has also recently increased its focus on critical and strategic minerals, and future measures, including any relating to foreign ownership, local processing or export of strategic minerals, could adversely affect our operations. For example, in September 2026, Brazil enacted Law No. 15,506/2026, establishing Brazil’s National Policy on Critical and Strategic Minerals and creating a new National Council for the Industrialization of Critical and Strategic Minerals (CIMCE), established pursuant to an implementing decree and ministerial order, issued the same day as the law (September 16, 2026). The law is already in force and, under regulations still to be issued, authorizes CIMCE and the Brazilian National Mining Agency (ANM) to review and approve, through a screening mechanism, direct or indirect changes of control of, foreign participation or significant influence in, and international supply arrangements of, holders of rights over such minerals, and to condition exports. The law contains no transitional provision addressing prior transactions and the Brazilian Constitution protects acquired rights and perfected legal acts against subsequent legislation. However, this protection does not preclude prospective effects, which may apply going forward to, among other things, our offtake agreements and exports. These or similar changes could have a material adverse effect on our business, financial condition, results of operations and prospects.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 73

Brazilian law permits the Brazilian government to impose temporary restrictions on conversions of Brazilian currency into foreign currencies and on remittances to foreign investors of proceeds from their investments in Brazil, whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to expect a pending serious imbalance. Although no such restrictions are currently in place, Brazilian banks may also impose similar restrictions on conversions and remittances. Any imposition of restrictions on conversions and remittances, or any limitation on our ability to receive distributions from our operations in Brazil, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to physical climate risks, and the impacts of climate change may adversely affect our operations and/or result in increased costs to comply with changes in regulations.

Climate change is an international and community concern which may directly or indirectly affect our business and current and future activities. The continuing rise in global average temperatures has created varying changes to regional climates across the world, and extreme weather events have the potential to delay or hinder our exploration activities at our mineral projects. Our mining and processing operations at the Pela Ema mine in Goiás, Brazil are exposed to significant physical climate risks, including extreme weather events such as floods, droughts, and rising temperatures that threaten operational continuity, supply chain integrity, and employee health and safety. Events such as fire, explosion, flood, or extreme weather can cause significant damage to our mine facilities, processing equipment, and infrastructure at the Pela Ema mine, resulting in disruptions to operations, energy inefficiencies, and delays to critical logistics and transportation networks.

Any of the foregoing may require us to make additional expenditures to mitigate the impact of such events which may materially and adversely increase our costs and/or reduce production. In addition, climate change is perceived as a threat to communities and governments globally and stakeholders may demand reductions in emissions or call upon companies to better manage their consumption of climate-relevant resources. Governments at all levels are amending or enacting additional legislation to address climate change by regulating, among other things, carbon emissions and energy efficiency, or where legislation has already been enacted, regulations regarding emission levels and energy efficiency are becoming more stringent. For example, Brazil has implemented a carbon trading system. As a significant emitter of greenhouse gas emissions, the mining industry is particularly exposed to such laws and regulations. Compliance with such legislation and regulations, including the associated costs, may have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to commence or continue our exploration and development activities at the Round Top Project.

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

We are and may in the future become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings and legal actions, relating to personal injuries, property damage, property taxes, land rights, the environment, intellectual property (including the pending MP Materials Action), securities and corporate governance matters and contract disputes. Any injunction or other interim relief, or any settlement, in such matters could restrict our use of certain technology, processes or personnel, including at our Stillwater Facility, require us to modify or redesign our processes or obtain licenses that may not be available on acceptable terms, delay our magnet production ramp-up, adversely affect our relationships with customers, suppliers and government counterparties and result in significant damages or other costs. The outcome of outstanding, pending or future proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 74

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.

Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. The 2020 Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act. In addition, on August 16, 2022, the Inflation Reduction Act of 2022, or IR Act, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. The One Big Beautiful Bill Act (H.R. 1, Public Law 119-21), signed July 4, 2025 included broad tax reform provisions that extend and modify key elements of the Tax Act, including changes to the treatment of R&D expenditures and modifications to international tax provisions. The exact impact of the Tax Act, the CARES Act, the IR Act and the One Big Beautiful Bill Act for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods, in addition to any changes made by new tax legislation.

As we expand the scale of our business activities, changes to the taxation of our activities could increase our overall effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Our net operating loss carryforwards may not be available to reduce future taxable income.

We have generated net operating losses in the past, and we may generate additional net operating losses in the future. Our ability to use our net operating loss carryforwards may be limited by changes in our ownership, changes in tax law, the amount and timing of future taxable income, or other factors. If we are unable to use our net operating loss carryforwards, our cash tax liabilities could increase, which could adversely affect our financial condition, results of operations and cash flows.

We may face challenges in remediating control deficiencies identified in connection with Serra Verde and integrating Serra Verde’s internal controls with our own, which could adversely affect our business and financial condition.

In connection with the preparation of its financial statements for the years ended December 31, 2025 and 2024, Serra Verde and its independent auditor identified deficiencies in the design and operating effectiveness of internal controls over financial reporting. The material weakness in 2025 related to the failure to design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries. The material weakness in 2024 related to the closing process in preparing Serra Verde’s financial statements. Among other things, the initial financial statements provided for audit in 2024 did not reflect all known accounting transactions within Serra Verde and its subsidiaries, requiring subsequent revisions to incorporate omitted transactions before audit procedures could commence on finalized balances.

Following the Serra Verde merger, efforts to implement improvements and a remediation plan at Serra Verde in response to these matters have continued. These remediation efforts have not been completed, and we cannot assure you that the measures taken to date, or any measures taken in the future, will be sufficient to remediate the identified matters at Serra Verde or to prevent or avoid potential future material weaknesses at Serra Verde. We may incur significant costs, expenses and management time in remediating such weaknesses or improving internal controls, which may adversely affect investor confidence in us, our stock price and our ability to access the capital markets. In addition, integrating the internal controls of Serra Verde and our other recently acquired businesses with our own may be complex, costly and time-consuming. If these deficiencies are not remediated in a timely manner, or if additional deficiencies are identified, they could, individually or in combination, constitute a material weakness.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 75

Risks Related to our Financing Transactions with the U.S. Government

Our financing transaction with the U.S. Department of Commerce subjects us to numerous risks and uncertainties.

The execution of (x) the Direct Funding Agreement (the “Direct Funding Agreement”), by and among USAR, as the recipient, certain subsidiaries of USAR, as guarantors, and the U.S. Department of Commerce (the “DOC”) and (y) a Loan Guarantee Agreement (the “Loan Guarantee Agreement” and, together with the Direct Funding Agreement, the “Funding Agreements”), the Securities Issuance Agreement (the “Securities Issuance Agreement”) between USAR and the DOC with respect to the issuance of 16,132,790 shares of our common stock, and the Warrant issued by USAR for the benefit of the DOC (the “Warrant”), the receipt of funding thereunder and the consummation of the related transactions (collectively, the “DOC Financing Transaction”) are subject to a number of risks and uncertainties, and the DOC’s ownership of a significant equity interest in us may subject us and our stockholders to additional risks, any of which could have a material adverse effect on our business, financial condition and results of operations or adversely impact the interests of our other stockholders.

•The timing and amount of funding under the Funding Agreements is subject to the satisfaction of project milestones and other conditions to disbursement that we may not meet on the anticipated timeline or at all. Disbursements of the awards under the DOC Financing Transaction are conditioned on the achievement of specified project milestones (including design, construction, production qualification and capacity thresholds for the construction of a rare earth mining and processing facility in Sierra Blanca, Texas, the expansion and modernization of the existing magnet making facility located in Stillwater, Oklahoma, the expansion and modernization of the existing strip casting and metal making facility located in Stillwater, Oklahoma and the construction of a new magnet making facility in Blacksburg, South Carolina), cash equity contributions to our subsidiaries to fund project costs, the satisfaction of financial ratio and liquidity thresholds, the receipt of required permits and approvals, the entry into feedstock supply arrangements and purchase commitments for our magnets and other customary conditions. In addition, the Funding Agreements impose specified equity raising and credit facility requirements that we will need to satisfy on the timeline contemplated by the Funding Agreements, including raising an additional $375.0 million plus the total cash acquisition costs of the Serra Verde merger on or before March 31, 2027, raising an additional $875.0 million on or before December 31, 2027 and establishing a revolving credit facility in an aggregate principal amount not to exceed $250.0 million by June 30, 2027. On June 22, 2026, we were added to China’s export control list, along with several other U.S. companies. The impact of this designation and the scarcity of certain products in the market due to China’s export control regime and other factors has had and will continue to have an impact on our ability to satisfy related milestones in a timely fashion in the near term. There can be no assurance that we will achieve these milestones or satisfy the other conditions on the anticipated timeline or at all, and any failure to do so could delay or reduce the funding we receive, result in a clawback of amounts previously disbursed or give rise to an event of default under the Funding Agreements. As of September 30, 2026, no amounts had been disbursed under the DOC Financing Transaction. If we do not raise equity to satisfy the equity milestones described above, we may seek to modify such milestones under the Funding Agreements through discussions with the DOC. There can be no assurance that any agreement for a modification will be obtained.
•The authorization of, and continued support for, the transactions remain subject to changes in laws, regulations, administrations and appropriations. Although the DOC has confirmed its authority to enter into the Funding Agreements, the Securities Issuance Agreement and the Warrant under the CHIPS Incentives Program—Facilities for Semiconductor Materials and Manufacturing Equipment under the CHIPS Act of 2022, there can be no assurance that the transactions will not be modified, challenged or impaired in the future. Potential sources of uncertainty include changes in federal or international laws, regulations, administrative actions and interpretations thereof; a determination by any branch of the federal government that any aspect of the agreements was unauthorized, void or voidable; changes in administration or in the composition of Congress, and related changes in executive or legislative priorities; the continued availability of Congressional appropriations; geopolitical developments; and the defenses and remedies available to a government counterparty. No other federal agency or branch is contractually bound to support, or refrain from challenging, the transactions, which may also be subject to litigation or administrative challenge by third parties.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 76

•The Funding Agreements contain extensive affirmative and negative covenants, domestic content and national security guardrail provisions and ongoing reporting obligations that restrict our operational and financial flexibility. These include restrictions on the incurrence of indebtedness, the granting of liens, asset dispositions, dividends, share repurchases and equity redemptions; restrictions on acquisitions, investments, mergers, dispositions and change of control transactions without DOC consent; restrictions on entering into material contracts or related amendments without DOC consent; restrictions on joint research and transactions with foreign countries and entities of concern; limitations on capital expenditures and affiliate transactions; compliance with the Davis-Bacon Act and other applicable laws; financial and liquidity covenants; and comprehensive reporting obligations covering financial, operational, cybersecurity and supply chain matters. These requirements may be subject to broad or changing interpretation, and any violation could result in the suspension, clawback or termination of funding. Compliance with these covenants and conditions could restrict our ability to take actions that management believes are important to our long-term strategy, including capital allocation, strategic transactions, geographic expansion and financing activities.
•The $1.3 billion of advances from the Federal Financing Bank that are part of the DOC Financing Transaction (the “FFB Advances”) will be secured by first-priority liens on substantially all of our assets, and defaults under the Funding Agreements could trigger cross-defaults across our financing arrangements. The FFB Advances and USAR’s related obligations will be guaranteed by our subsidiaries (other than Middlebury and its subsidiaries and Less Common Metals Europe SAS) and secured by first-priority liens on substantially all of the assets of USAR and the subsidiary guarantors. The Funding Agreements contain express cross-default provisions in respect of indebtedness above specified thresholds. Upon an event of default, the DOC may, among other remedies, accelerate the FFB Advances, terminate any of the Funding Agreements, withhold or claw back disbursements, foreclose on the collateral, exercise set-off rights and initiate debarment proceedings. An event of default under the Funding Agreements, or under any of USAR’s or its subsidiaries’ other material indebtedness, could also, depending on the terms of the relevant contracts, trigger cross-default, change of control or similar provisions under our and our subsidiaries’ other material contracts.
•The transactions are dilutive to existing stockholders, the DOC will retain the equity issued to it regardless of the level of funding we receive and we will require substantial additional capital. USAR has issued to the DOC 16,132,790 shares of common stock and the Warrant to purchase 17,600,584 shares of common stock at an exercise price of $17.17 per share, each of which is dilutive to existing stockholders. The DOC will retain 100% of these securities whether or not we receive any or all of the funding contemplated by the Funding Agreements and even if any such funding is received and subsequently clawed back, which would materially increase the effective dilution to other stockholders. Additional equity capital will also be required to satisfy the equity contribution and other capital requirements under the Funding Agreements, and there can be no assurance that this capital will be available on acceptable terms, on the required timeline, or at all.
•The DOC’s equity interest in us and its broader role as a counterparty and regulator may limit our ability to pursue strategic transactions and may affect our relationships with customers, suppliers, partners and other counterparties. The existence of a significant federal government equity interest, together with the DOC’s contractual rights and remedies (including transfer restrictions, registration rights and anti-dilution protections) and its broader authority over the laws, regulations and policies affecting our industry, may limit our ability to pursue potential future strategic transactions that could be beneficial to stockholders, including by limiting the willingness of third parties to engage in such transactions with us. In addition, the DOC’s consent is required for certain change of control transactions. The announcement or completion of the transactions and the presence of the federal government as a significant stockholder could also prompt adverse reactions from, or increased scrutiny by, customers, suppliers, strategic partners, foreign governments, employees, competitors or regulators (including under foreign subsidy, competition, investment screening, antitrust or similar regimes).

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 77

•The financial, tax and accounting treatment of the transactions remains uncertain. Given the novelty and complexity of the transactions and the highly integrated nature of the Funding Agreements, the Securities Issuance Agreement and the Warrant, our analysis of the financial, tax and accounting implications of our commitments and obligations may require adjustment over time as a result of changes in tax law or regulations, changes in accounting practices, amendments to or termination of any of the agreements or other unforeseen developments, any of which could result in the recognition of additional costs, charges, losses or liabilities, restatements or other modifications of our financial statements or adjustments to previously provided estimates or guidance.

Given the scarcity of U.S. precedents for transactions such as those contemplated under the DOC Financing Transaction and the government becoming a stockholder of ours, we may experience other adverse consequences resulting from the DOC Financing Transaction.

Given the scarcity of recent U.S. precedents for transactions such as those contemplated by the DOC Financing Transaction and of the government becoming our stockholder, it is difficult to foresee all the potential consequences of the DOC Financing Transaction. Among other things, there could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors. There has been, and may continue to be, increased public and political scrutiny of the DOC Financing Transaction and our operations, and there may be litigation related to the transaction or otherwise.

The U.S. DFC Loan Agreement with the DFC contains restrictive covenants and other requirements that could adversely affect our financial flexibility and operations.

In connection with the closing of the Serra Verde merger, we assumed all of the rights and obligations of Serra Verde under a Finance Agreement, dated as of January 21, 2026 (as amended, the “U.S. DFC Loan Agreement”), pursuant to which the United States International Development Finance Corporation (“DFC”) had agreed to provide a loan to Serra Verde (the “DFC Loan”), as well as the other financing documents. As of September 30, 2026, a principal balance of $325,000,000 is outstanding under the DFC Loan, and $140 million remains available to be disbursed. The DFC Loan bears interest at a rate per annum equal to a forward-looking term rate based on the secured overnight financing rate for the applicable interest period (“Term SOFR”), subject to a floor of 0.00%, plus 4.0%. The DFC Loan has a term ending no later than January 15, 2041 and is repayable in up to forty-eight (48) quarterly sculpted installments. The obligations under the U.S. DFC Loan Agreement are secured by a first priority lien on 100% of the shares in Middlebury and substantially all assets of Middlebury and its subsidiaries.

The U.S. DFC Loan Agreement contains financial maintenance covenants and customary affirmative and negative covenants, including restrictions on the ability of Middlebury and its subsidiaries to pay dividends and make other restricted payments as detailed below, incur additional indebtedness, grant liens, dispose of assets and take certain other actions, that could limit our operational and financial flexibility, restrict our ability to pursue alternative financing or strategic initiatives on favorable terms and require us to dedicate a portion of our cash flows to the service and repayment of the indebtedness owed to the DFC, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 78

Importantly, the U.S. DFC Loan Agreement restricts Middlebury’s ability to distribute cash to USAR or any of its affiliates. Middlebury is generally prohibited from paying any dividend or other distribution on its equity interests, repaying any debt owed to a shareholder or affiliate (other than another obligor under the U.S. DFC Loan Agreement), or paying any management, development or operating fees to any affiliate (each, a “Restricted Payment”), unless certain conditions (the “Restricted Payment Conditions”) are satisfied at the time of the proposed Restricted Payment. These conditions include, among others, that the debottlenecking and optimization project at the Pela Ema mine has been completed, that at least one full principal installment on the DFC Loan has been paid from cash revenues received under an offtake agreement, that no default or event of default exists under the U.S. DFC Loan Agreement, that specified historic and prospective debt service coverage ratios (each not less than 1.3 to 1.0) are satisfied for the four most recently ended fiscal quarters, that each reserve account is funded to its required level (including a debt service reserve and an operation and maintenance reserve), that a specified minimum cash balance is maintained outside the reserve and restricted payments accounts, and that no offtake counterparty is in material default. In addition, even when permitted, each Restricted Payment generally requires Middlebury to simultaneously prepay the DFC Loan in an amount equal to 25% of the amount being distributed, in each case subject to a maximum aggregate cap of $465,000,000 (reduced dollar-for-dollar by prior voluntary prepayments). As a result, USAR and its other affiliates should not expect to receive any cash dividends, distributions, intercompany loan repayments, management fees or other upstream cash payments from Middlebury for an extended period following the closing of the Serra Verde merger, and may never receive such payments if the foregoing conditions are not satisfied. This lack of access to Middlebury’s cash flows could materially limit our liquidity, ability to service indebtedness incurred at the parent level, pay dividends to our stockholders, fund operations or pursue strategic initiatives.

Our failure to comply with the covenants and other obligations under the U.S. DFC Loan Agreement, or the occurrence of any other event of default thereunder, could result in the acceleration of the indebtedness owed to the DFC and the enforcement of the related security interests, and could trigger cross-default, change of control or similar provisions under our other material contracts. If we are required to repay the indebtedness owed to the DFC prior to its scheduled maturity, we may be required to refinance such indebtedness on less favorable terms, raise additional capital on dilutive or otherwise unfavorable terms, or delay, scale back or abandon strategic initiatives, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects, and on the trading price of our common stock.

Risks Related to our Securities

The issuance of additional shares of our common stock or equity-linked securities could result in significant dilution to our existing stockholders and adversely affect the market price of our common stock.

In connection with the Serra Verde merger, we issued 126,849,307 shares of common stock to the former Serra Verde securityholders. We expect to continue to issue shares of our common stock and equity-linked securities in connection with various acquisitions and other transactions and financing activities. Any such issuances could result in significant dilution to the ownership interests, voting power, and earnings per share of our existing stockholders and have other significant consequences. Further, we expect to require substantial additional capital to fund our operations and the development of our Projects, and we may seek to raise such capital through the issuance of additional shares of common stock, preferred stock, warrants, convertible notes, or other equity or equity-linked securities. More broadly, we regularly evaluate potential acquisitions and other strategic transactions that may be funded, in whole or in part, through the issuance of shares of our common stock or other equity-linked securities.

In addition, certain of our outstanding securities, including our Series A Cumulative Convertible Preferred Stock and Preferred Investor Warrants, contain “full ratchet” anti-dilution provisions, which may result in a greater number of shares of our common stock being issued. See “—The Certificate of Designation for our Series A Cumulative Convertible Preferred Stock and the Preferred Investor Warrants each contain “full ratchet” anti-dilution provisions applicable to the conversion price and exercise price, respectively, which may result in a greater number of shares of common stock being issued upon conversions or exercises in the case of the Series A Preferred Stock and the Preferred Investor Warrants than if the conversions or exercises were effected at the conversion price or exercise price in effect currently.” The effect of any of the above described issuances or other transactions we may undertake could result in significant dilution to the ownership interests, voting power, and earnings per share of our existing stockholders as well as impair our ability to raise capital on favorable terms and adversely affect the market price of our common stock.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 79

Future sales of our common stock in the public market, including resales by the former Serra Verde securityholders of common stock received in the Serra Verde merger, could have a negative effect on the trading price of common stock.

Future sales of our common stock in the public market that were issued in connection with transactions we have undertaken, or hedging transactions with respect to such stock, could have a negative effect on the trading price of common stock. For example, in the Serra Verde merger, we issued 126,849,307 shares of common stock to the former Serra Verde securityholders, including Serra Verde Rare Earths Ltd., VB (Rare Earths) Limited and EMG Fund V SVRE Holdings, LLC, who became our three largest stockholders following the Serra Verde merger. We expect to continue to issue shares of our common stock and equity-linked securities in connection with various transactions and financing activities.

All of the shares of common stock issued to the former Serra Verde securityholders in the Serra Verde merger have been registered for resale pursuant to a registration statement on Form S-3, which was declared effective by the SEC. Accordingly, subject to the contractual restrictions contained in the Lockup Agreements (as defined below), such shares may be sold in the public market pursuant to that registration statement without further registration under the Securities Act. In addition, under the Registration Rights Agreement, the former Serra Verde securityholders have the right, subject to certain conditions and exceptions, to include their shares in certain registered offerings that we may undertake, subject to the right of the underwriters of any such offering to limit the number of shares included. They may also seek to engage in hedging transactions with respect to their shares, to the extent permitted. We may enter into similar arrangements in connection with any securities issuances for future transactions or financing activities.

Certain former Serra Verde securityholders entitled to receive shares of common stock as merger consideration entered into Lockup Agreements with us (each, a “Lockup Agreement”). Each Lockup Agreement became effective at the closing of the Serra Verde merger and imposed transfer restrictions on the shares of common stock held by the former Serra Verde securityholder immediately following the closing (excluding shares acquired in the public market), under which one-third of such shares were not subject to transfer restrictions from and after the closing, one-third are subject to transfer restrictions until December 2, 2026 and the remaining one-third are subject to transfer restrictions until March 2, 2027, subject to certain exceptions and to earlier release with our consent. Upon the release of applicable lockup restrictions, a substantial number of additional shares will become eligible for sale in the public market.

If all or a substantial portion of the shares of our common stock that were issued in the Serra Verde merger or that may be issued in connection with future transactions are resold into the public markets, or if any permitted hedging transactions are undertaken, or there is a perception that such sales or hedging transactions may occur, the market for and the trading price of our common stock may be adversely affected. Any such sales of our common stock issued in the Serra Verde merger or in connection with future transactions may also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that we otherwise would deem appropriate.

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

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 80

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

On May 2, 2025, in connection with the closing of the $75 million PIPE, the conversion price of the Series A Preferred Stock, and the exercise price of the Preferred Investor Warrants, were reduced to $7.00 per share. When the exercise price of the Preferred Investor Warrants is reduced, the number of shares of common stock that may be purchased upon exercise of such Preferred Investor Warrants is increased proportionately, so that after such adjustment, the aggregate exercise price payable thereunder for the adjusted number of shares of common stock is the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The provisions of our Certificate of Incorporation, our Bylaws and the DGCL summarized below, as well as any shareholder rights plan or similar mechanism we implement in connection with the Offtake Agreement, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that you might consider in your best interest, including an attempt that might result in your receipt of a premium over the market price for your shares of common stock.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 81

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
•Action by Written Consent. Any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in lieu of a meeting of stockholders by such holders; provided, however, that any action required or permitted to be taken by the holders of our preferred stock, voting separately as a series or separately as a class with one or more other such series, may be taken without a meeting, without prior notice and without a vote, to the extent expressly so provided by the applicable certificate(s) of designation relating to such series of preferred stock.
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

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 82

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

If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The trading price of shares of our common stock has been volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Inflationary pressures, increases in interest rates and other adverse economic and market forces may contribute to potential downward pressures in the trading price of shares of common stock. Additionally, any of the risk factors discussed herein could have a material adverse effect on your investment, and shares of common stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of shares of common stock may not recover and may experience a further decline.

In addition, the public markets may not value business we have acquired and may acquire in the same manner we have. For example, we issued common stock as consideration in the Serra Verde merger. The stock of Serra Verde was not publicly traded prior to the merger, so there was no current market-based valuation for Serra Verde’s business. In negotiating the Serra Verde merger, we used what we believe to be a reasonable valuation for Serra Verde and considered the advice of our financial advisor in the Serra Verde merger. If either our future financial performance is materially better than projected (and Serra Verde does not also perform materially better), or if Serra Verde’s future financial performance is materially lower than projected (and the performance of our other businesses is not similarly lower), the market may conclude that the value assigned to Serra Verde in the Serra Verde merger was too high. In any of these events, the trading price of our common stock may decline.

Broad market and industry factors may materially harm the market price of shares of common stock irrespective of our operating performance. The stock market in general, and Nasdaq specifically, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 83

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item 2 has been previously reported on the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026, and September 4, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Dodd-Frank Act and Item 104 of Regulation S-K do not apply as we do not engage in mining activities in the U.S. Therefore, we are not required to make such disclosures.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 84

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Amendment No. 1, dated July 16, 2026, to the Merger Agreement by and among USAR, SVRE, Merger Sub and the Shareholder Representative.	8-K	001-41711	2.1	7/16/2026
2.2	Amendment No. 2, dated September 3, 2026, to the Merger Agreement by and among USAR, SVRE, Merger Sub and the Shareholder Representative.	8-K	001-41711	2.3	9/4/2026
10.1#	Retirement Agreement dated July 19, 2026 by and between USA Rare Earth, Inc. and Barbara Humpton.	8-K	001-41711	10.1	7/20/2026
10.2#	Executive Chair Agreement dated July 19, 2026 by and between USA Rare Earth, Inc. and Michael Blitzer.	8-K	001-41711	10.2	7/20/2026
10.3*#	Amendment, dated October 30, 2026, to the Executive Chair Agreement by and between USA Rare Earth, Inc. and Michael Blitzer.
10.4†	Amended and Restated Lockup Agreement dated June 3, 2026.	8-K	001-41711	10.3	7/20/2026
10.5*†+	Offtake Agreement, dated April 20, 2026, by and between SV Management Switzerland AG and US SIIE, LLC.
10.6*	Amendment Agreement to the Offtake Agreement, dated May 20, 2026, by and between SV Management Switzerland AG and US SIIE, LLC.
10.7*	Second Amendment Agreement to the Offtake Agreement, dated June 10, 2026, by and between SV Management Switzerland AG and US SIIE, LLC.
10.8*+	Amendment, Consent and Waiver to the Offtake Agreement, dated June 29, 2026, by and between SV Management Switzerland AG and US SIIE, LLC.
10.9*	Fourth Amendment Agreement to the Offtake Agreement, dated August 14, 2026, by and between SV Management Switzerland AG and US SIIE, LLC.
10.10*†	Fifth Amendment Agreement to the Offtake Agreement, dated August 21, 2026, by and between SV Management Switzerland AG and US SIIE, LLC.
10.11*+†	Side Letter Agreement, dated September 2, 2026 to the Offtake Agreement, by and among USAR and US SIIE, LLC.
10.12*	Amended and Restated Call Option Agreement, dated September 3, 2026, by and among Middlebury Merger Sub Ltd., Merger Sub II LLC, US SIIE, LLC and the other parties named therein.
10.13*†	Amendment Agreement No. 2 to the Royalty Agreement (Buyback) dated March 5, 2026, by and among SVRE Holdings Ltd., OMF Fund III (F) Ltd., TMF Canada Inc. and the other Royalty Parties named therein.
10.14*†	Amendment Agreement No. 3 to the Royalty Agreement (Buyback) dated April 15, 2026, by and among SVRE Holdings Ltd., OMF Fund III (F) Ltd., TMF Canada Inc. and the other Royalty Parties named therein.
10.15*	Joinder to the Royalty Agreement (Buyback) dated as of September 3, 2026 by Middlebury Merger Sub Ltd. in favor of OMF Fund III (F) Ltd. and TMF Canada Inc.
10.16*†
Amendment Agreement No. 4 to the Royalty Agreement (Non-Buyback) dated March 5, 2026, by and among SVRE Holdings Ltd., OMF Fund III (CR) Ltd., TMF Canada Inc. and the other Royalty Parties named therein.

10.17*†
Amendment Agreement No. 5 to the Royalty Agreement (Non-Buyback) dated April 15, 2026, by and among SVRE Holdings Ltd., OMF Fund III (CR) Ltd., TMF Canada Inc. and the other Royalty Parties named therein.

10.18*	Joinder to the Royalty Agreement (Non-Buyback) dated as of September 3, 2026 by Middlebury Merger Sub Ltd. in favor of OMF Fund III (CR) Ltd. and TMF Canada Inc.
10.19*†	Second Amendment to the Finance Agreement, dated as of May 28, 2026 between SVRE Holdings Ltd. and the U.S. International Development Finance Corporation.
10.20*†	Third Amendment to the Finance Agreement, dated as of July 30, 2026 between SVRE Holdings Ltd. and the U.S. International Development Finance Corporation.
10.21*	Fourth Amendment and Waiver Agreement to the Finance Agreement, dated as of November 10, 2026 between Middlebury Merger Sub Ltd. and the U.S. International Development Finance Corporation.
10.22*#	Employment Agreement, dated May 8, 2023, by and among Thrasyvoulos Moraitis and SV Management Switzerland AG.
10.23*#	Amendment to the Employment Agreement, dated February 2, 2026, by and among Thrasyvoulos Moraitis and SV Management Switzerland AG.
10.24*#	Side Letter Agreement, dated April 19, 2026, by and among Thrasyvoulos Moraitis and SV Management Switzerland AG.
10.25*#†	CEO Side Letter Agreement, dated September 1, 2026, by and among Thrasyvoulos Moraitis, SV Management Switzerland AG and USAR.
10.26*#†	Employment Agreement, dated March 17, 2026, by and among Chaitan Kansal and USAR.
10.27*#	Employment Agreement, dated March 27, 2025, by and among David Bushi and USAR.
10.28	Registration Rights Agreement, dated September 3, 2026, by and among USAR, SVRE, and certain SVRE shareholders.	8-K	001-41711	10.1	9/4/2026
10.29	Board Appointment Agreement, dated September 3, 2026, by and between USAR and VB (Rare Earths) Limited.	8-K	001-41711	10.2	9/4/2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Unaudited Condensed Consolidated Interim Financial Statements of SVRE Holdings Ltd. as of and for the three-month period ended March 31, 2026.
99.2*	Unaudited Condensed Consolidated Interim Financial Statements of SVRE Holdings Ltd. as of and for the three and six-month period ended June 30, 2026.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    Furnished herewith.
#    This document has been identified as a management contract or compensatory plan or arrangement.
†    The annexes schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
+    Certain provisions and terms of this Exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the Company customarily and actually treats that information as private or confidential and the omitted information is not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the Securities and Exchange Commission or its staff upon request.

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 85

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Rare Earth, Inc.

Date:	November 12, 2026	By:	/s/ THRASYVOULOS MORAITIS
Thrasyvoulos Moraitis
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ WILLIAM ROBERT STEELE JR.
William Robert Steele Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

USA Rare Earth, Inc. | Q3'2026 Quarterly Report (Form 10-Q) |	86